Form 10QSB
period 2004-06-30
BG Financial Group, Inc.
filed 2004-08-16
CIK 1290505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
--------------------------------------------------------------------------------



                                   FORM 10-QSB


MARK ONE
--------

 [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

 [   ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                            FOR THE TRANSITION PERIOD
                       FROM _____________ TO _____________

                        COMMISSION FILE NUMBER 000-50771

                            BG FINANCIAL GROUP, INC.
             ------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


              Tennessee                                         20-0307691
--------------------------------------------------------------------------------
   (State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                         Identification Number)

3095 East Andrew Johnson Highway, Greeneville, Tennessee           37745
--------------------------------------------------------------------------------
       (Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:           (423) 636-1555
                                                          ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ ]    NO [X]

As of August 1, 2004, the number of shares outstanding of the issuer's common stock was: 2, 299,975

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           The unaudited financial statements of the registrant are as follows:

           Consolidated Balance Sheets - June 30, 2004 and December 31, 2003.

           Consolidated Statements of Income - For the six months ended June 30, 2004 and 2003.

           Consolidated Statements of Income - For the three months ended June 30, 2004 and 2003.

           Consolidated Statements of Cash Flows - For the six months ended June 30, 2004 and 2003.

Item 2.    Management's Discussion and Analysis or Plan of Operations

Item 3.    Controls and Procedures



                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

Item 3.     Defaults Upon Senior Securities.

Item 4.     Submission of Matters to a Vote of Security Holders.

Item 5.     Other Information.

Item 6.     Exhibits and Reports on Form 8-K.

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     BG FINANCIAL GROUP, INC. AND SUBSIDIARY
                             Greeneville, Tennessee
                           CONSOLIDATED BALANCE SHEETS

                                                                              As of                        As of
                                                                          June 30, 2004              December 31, 2003
                                                                    --------------------------    ------------------------
                  ASSETS

Cash and due from banks                                                       $5,841,914                 $5,054,515
Investment securities:
  Available for sale                                                             221,900                    171,700
Federal funds sold                                                             6,249,649                  7,244,455
Loans, net of allowance for loan losses                                       74,246,107                 68,539,235
Bank premises and equipment, net                                               3,222,831                  2,763,153
Accrued income receivable                                                        417,584                    387,258
Deferred tax benefit                                                             614,213                    603,177
Foreclosed assets                                                                109,401                    184,127
Other assets                                                                      33,617                    127,530
                                                                                  ------                    -------
                                                                             $90,957,216                $85,075,150
                                                                              ==========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
      Demand                                                                 $15,900,919                $14,547,268
      Savings                                                                  4,452,559                  3,486,770
      Time, $100,000 and over                                                  9,474,643                 11,637,050
      Other time                                                              48,449,805                 43,790,678
                                                                              ----------                 ----------
                                                                              78,277,926                 73,461,766
  Short-term note payable                                                         49,000                          -
  Accrued interest and other liabilities                                         466,722                    151,991
  Federal Home Loan Bank - advances                                            4,447,453                  4,254,106
                                                                               ---------                  ---------
                                                                              83,241,101                 77,867,863
                                                                              ----------                 ----------

COMMITMENTS AND CONTINGENCIES                                                          -                          -

STOCKHOLDERS' EQUITY
  Stock:
      Preferred stock, no par value; authorized 1,000,000
          shares; none issued                                                          -                          -
      Common stock, $.333 par value; authorized
          6,000,000 shares; issued and outstanding
          2,295,775 shares at June 30, 2004 and 2,287,500
          shares at June 30, 2003                                                765,258                    765,258
  Surplus                                                                      6,525,832                  6,887,325
  Retained earnings                                                              425,025                   (445,296)
                                                                                 -------                   --------
                                                                               7,716,115                  7,207,287
                                                                               ---------                  ---------
                                                                             $90,957,216                $85,075,150
                                                                              ==========                 ==========

   The accompanying notes are an integral part of these financial statements.

                     BG FINANCIAL GROUP, INC. AND SUBSIDIARY
                             Greeneville, Tennessee
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                       Six Months Ended
                                                                                       ----------------
                                                                          June 30, 2004                 June 30, 2003
                                                                          -------------                 -------------

Interest income:
  Interest and fees on loans                                                $2,322,666                    $1,840,162
  Interest on investment securities:
     Interest on federal funds sold                                             10,939                        42,784
     Other                                                                      31,327                         7,006
                                                                             ---------                     ---------
                                                                             2,364,932                     1,889,952

Interest expense:
  Interest on deposits                                                         652,021                       563,972
                                                                               -------                       -------

                Net interest income                                          1,712,911                     1,325,980

Provision for possible loan losses                                              45,488                       217,843
                                                                                ------                       -------
                Net interest income after provision
                for possible loan losses                                     1,667,423                     1,108,137
                                                                             ---------                     ---------

Other income:
  Fees and service charges                                                     127,627                       129,347
  Secondary market mortgage loan fees                                           70,954                        81,315
  Other                                                                         10,740                        36,725
  Commissions                                                                   51,571                        34,500
                                                                               -------                       -------
                                                                               260,892                       281,887
                                                                               -------                       -------

Other expenses:
  Salaries and wages                                                           540,832                       502,142
  Employee benefits                                                             64,003                        71,764
  Occupancy expenses                                                            53,052                        40,018
  Equipment rentals, depreciation and maintenance                              111,781                       101,300
  Other operating expenses                                                     460,672                       385,305
                                                                             ---------                     ---------
                                                                             1,230,340                     1,100,529
                                                                             ---------                     ---------
                Income before income taxes                                     697,975                       289,495

Federal and state income taxes                                                 272,479                        95,436
Deferred tax expense (benefit)                                                  (4,528)                        5,298
                                                                               -------                        ------

                Net income (loss)                                           $  430,024                   $   188,761
                                                                             =========                    ==========

Earnings per share                                                          $      .19                   $       .08
                                                                             =========                    ==========

   The accompanying notes are an integral part of these financial statements.

                     BG FINANCIAL GROUP, INC. AND SUBSIDIARY
                             Greeneville, Tennessee
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                    Three Months Ended
                                                                                    ------------------
                                                                          June 30, 2004             June 30, 2003
                                                                          -------------             -------------

Interest income:
  Interest and fees on loans                                                $1,326,739                $ 977,527
  Interest on investment securities:
     Interest on federal funds sold                                             21,249                   21,351
     Other                                                                       5,439                    7,006
                                                                             ---------                ---------
                                                                             1,353,427                1,005,884

Interest expense:
  Interest on deposits                                                         378,576                  297,828
                                                                              --------                 --------

                Net interest income                                            974,851                  708,056

Provision for possible loan losses                                               3,882                  133,294
                                                                              --------                 --------
                Net interest income after provision
                for possible loan losses                                       970,969                  574,762
                                                                              --------                 --------

Other income:
  Fees and service charges                                                      70,886                   68,630
  Secondary market mortgage loan fees                                           44,882                   32,260
  Other                                                                          1,013                   21,614
  Commissions                                                                   26,694                   13,544
                                                                              --------                 --------
                                                                               143,475                  136,048
                                                                              --------                 --------

Other expenses:
  Salaries and wages                                                           315,924                  250,995
  Employee benefits                                                             43,629                   32,164
  Occupancy expenses                                                            35,094                   20,593
  Equipment rentals, depreciation and maintenance                               65,856                   43,446
  Other operating expenses                                                     279,295                  216,183
                                                                              --------                 --------
                                                                               739,798                  563,381
                                                                              --------                 --------
         Income before income taxes                                            374,646                  147,429

Federal and state income taxes                                                 129,054                   40,536
Deferred tax expense(benefit)                                                   (1,429)                   5,298
                                                                              --------                 --------

                Net income (loss)                                          $   247,021              $   101,595
                                                                            ==========               ==========

Earnings per share                                                         $       .11              $       .04
                                                                            ==========               ==========

   The accompanying notes are an integral part of these financial statements.

                     BG FINANCIAL GROUP, INC. AND SUBSIDIARY
                             Greeneville, Tennessee
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Six Months Ended
                                                                                    ----------------
                                                                       June 30, 2004                June 30, 2003
                                                                       -------------                -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                 $   430,024                  $    188,761
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation                                                        95,398                        96,018
       Provision for possible loan losses                                  45,488                       217,843
       Gain on sale of automobile                                               -                        (8,470)
    Change in operating assets and liabilities:
       Accrued income receivable                                           32,960                       (38,249)
       Other assets                                                       (12,692)                      (32,140)
       Deferred tax benefit                                                (3,075)                       23,874
       Accrued interest and other liabilities                             297,558                      (106,564)
                                                                         --------                    ----------
                  Net cash provided by operating activities               885,661                       341,073
                                                                         --------                    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net change in federal funds sold                                     (543,789)                      556,528
    Loan originations and principal collections, net                   (3,754,390)                  (11,600,657)
    Net change in foreclosed assets                                         2,293                      (129,520)
    Purchases of premises and equipment                                  (458,219)                      (32,500)
    Purchase of investment securities available for sale                  (50,200)                       14,000
                                                                      -----------                    ----------
                  Net cash used by investing activities                (4,804,305)                  (11,192,149)
                                                                      -----------                    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in non-interest bearing deposits           (1,334,227)                    1,272,433
    Net increase (decrease) in interest bearing deposits                5,371,870                    10,418,593
    Issuance of stock                                                           -                        25,000
    Proceeds from short-term borrowing                                     41,000                             -
    Net Federal Home Loan Bank advances                                   206,501                     1,411,443
                                                                       ----------                    ----------
                  Net cash provided by financing activities             4,285,144                    13,127,469
                                                                       ----------                    ----------

                  Increase (decrease) in cash and due from
                  banks                                                   366,500                     2,276,393

Cash and due from banks:
  Beginning                                                             5,475,414                     1,713,248
                                                                       ----------                    ----------
  Ending                                                              $ 5,841,914                   $ 3,989,641
                                                                       ==========                    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash payments for:
    Interest paid on deposits and borrowed funds                      $   735,676                   $   650,643
                                                                       ==========                    ==========
    Income taxes paid                                                 $    16,709                   $         -
                                                                       ==========                    ==========

   The accompnaying notes are an integral part of these financial statements.

                     BG FINANCIAL GROUP, INC. AND SUBSIDIARY
                             Greeneville, Tennessee
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Summary of Significant Accounting Policies

         Nature of Business:

         BG Financial Group, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, Bank of Greeneville. Bank of Greeneville is primarily engaged in the business of obtaining deposits and originating loans within its primary lending area, Greeneville and Greene County in Tennessee. This became effective on January 23, 2004 due to the result of a Plan of Share Exchange (the "Share Exchange") between the Company and Bank of Greeneville whereby the common shares of Bank of Greeneville were exchanged, on a one-for-one basis, for common shares of the Company. The shares were exchanged with no additional consideration being exchanged with this transaction. This transaction has been accounted for under the purchase method for business combinations, Statement of Financial Accounting Standards No. 141. The fair value for the acquisition of Bank of Greeneville by the Company was determined to be the stated value with no goodwill acquired in the one-for-one stock exchange. The Company currently has no operations and conducts no business on its own other than owning Bank of Greeneville. Based on the foregoing, the unaudited financial statements included herein that are for periods prior to January 23, 2004 are those of Bank of Greeneville only.

         Due to the effective date of the Share Exchange,  the first  twenty-two
         (22) days of Bank of Greeneville's year was consolidated into the Company's equity. Thus, the results of operations for these days are not included in the six months ended June 30, 2004 financials.
         Therefore, for comparability purposes, Note 2 includes comparative financials for the wholly-owned subsidiary Bank of Greeneville.

         The following is a description of the significant accounting policies used in the preparation of the accompanying consolidated financial statements.

         Basis of Presentation:

         These consolidated  financial statements include the accounts of the BG
         Financial   Group,  Inc.  Significant  intercompany   transactions  and
         accounts are eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to Bank of Greeneville's financial statements and footnotes thereto included in Bank of

         Greeneville's Form 10-KSB for the year ended December 31, 2003 as filed with the Federal Deposit Insurance Corporation.

         Use of Estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant management accounting estimate is the appropriate level for the allowance for loan losses. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Note 2.  Subsidiary Bank Only Financial Information

         For purposes of providing subsidiary only comparability, financial information of Bank of Greeneville for the full six months, including the first twenty-two (22) days of operations before the Share Exchange, are as follows:

         Balance Sheets

                                                                             As of                        As of
                                                                         June 30, 2004              December 31, 2003
                                                                     ---------------------       -----------------------
                              ASSETS

          Cash and due from banks                                            $5,841,914                 $5,054,515
          Investment securities:
            Available for sale                                                  221,900                    171,700
          Federal funds sold                                                  6,249,649                  7,244,455
          Loans, net of allowance for loan losses                            74,246,107                 68,539,235
          Bank premises and equipment, net                                    3,222,831                  2,763,153
          Accrued income receivable                                             417,584                    387,258
          Deferred tax benefit                                                  607,627                    603,177
          Foreclosed assets                                                     109,401                    184,127
          Other assets                                                           33,617                    127,530
                                                                             ----------                 ----------
                                                                            $90,950,630                $85,075,150
                                                                             ==========                 ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES
            Deposits:
                Demand                                                      $15,914,913                $14,547,268
                Savings                                                       4,452,559                  3,486,770
                Time, $100,000 and over                                       9,474,643                 11,637,050
                Other time                                                   48,449,805                 43,790,678
                                                                             ----------                 ----------
                                                                             78,291,920                 73,461,766
            Accrued interest and other liabilities                              472,801                    151,991
            Federal Home Loan Bank - advances                                 4,447,453                  4,254,106
                                                                             ----------                 ----------
                                                                             83,212,174                 77,867,863
                                                                             ----------                 ----------

          COMMITMENTS AND CONTINGENCIES                                               -                          -

          STOCKHOLDERS' EQUITY
            Stock:
                Preferred stock, no par value; authorized
                    1,000,000 shares; none issued                                     -                          -
                Common stock, $.333 par value; authorized
                    6,000,000 shares; issued and outstanding
                    2,295,775 shares at June 30, 2004 and
                    2,287,500 shares at June 30, 2003                           765,258                    765,258
            Surplus                                                           6,887,325                  6,887,325
            Retained earnings                                                    85,873                   (445,296)
                                                                             ----------                 ----------
                                                                              7,738,456                  7,207,287
                                                                             ----------                 ----------
                                                                            $90,950,630                $85,075,150
                                                                             ==========                 ==========

         Statements of Income
                                                                                    Six Months Ended
                                                                                    ----------------
                                                                       June 30, 2004                 June 30, 2003
                                                                       -------------                 -------------

          Interest income:
            Interest and fees on loans                                    $2,642,483                     $1,840,162
            Interest on investment securities:
               Interest on federal funds sold                                 15,188                         42,784
               Other                                                          34,729                          7,006
                                                                           ---------                      ----------
                                                                           2,692,400                      1,889,952

          Interest expense:
            Interest on deposits                                             739,368                        563,972
                                                                           ---------                      ---------

                          Net interest income                              1,953,032                      1,325,980

          Provision for possible loan losses                                  70,599                        217,843
                                                                           ---------                      ---------
                          Net interest income after provision
                          for possible loan losses                         1,882,433                      1,108,137
                                                                           ---------                      ---------


          Other income:
            Fees and service charges                                         146,537                        129,347
            Secondary market mortgage loan fees                               73,847                         81,315
            Other                                                             17,496                         36,725
            Commissions                                                       58,143                         34,500
                                                                           ---------                      ---------
                                                                             296,023                        281,887
                                                                           ---------                      ---------

          Other expenses:
            Salaries and wages                                               611,273                        502,142
            Employee benefits                                                 77,410                         71,764
            Occupancy expenses                                                58,089                         40,018
            Equipment rentals, depreciation and
               maintenance                                                   124,950                        101,300
            Other operating expenses                                         467,002                        385,305
                                                                           ---------                      ---------
                                                                           1,338,724                      1,100,529
                                                                           ---------                      ---------
                          Income before income taxes                         839,732                        289,495

          Federal and state income taxes                                     313,014                         95,436
          Deferred tax expense (benefit)                                      (4,451)                         5,298
                                                                           ---------                      ---------

                          Net income (loss)                               $  531,169                     $  188,761
                                                                           =========                      =========

          Earnings per share                                              $      .23                     $      .08
                                                                           =========                      =========


          Statements of Cash Flows
                                                                                      Six Months Ended
                                                                                      ----------------
                                                                           June 30, 2004             June 30, 2003
                                                                           -------------             -------------

            CASH FLOWS FROM OPERATING
            ACTIVITIES:
                Net income (loss)                                         $  531,169                     $  188,761
                Adjustments to reconcile net income (loss)
                   to net cash provided by operating activities:
                     Depreciation                                            112,928                         96,018
                     Provision for possible loan losses                       70,599                        217,843
                     Gain on sale of automobile                                    -                         (8,470)
                Change in operating assets and liabilities:
                     Accrued income receivable                               (30,326)                       (38,249)
                     Other assets                                             93,913                        (32,140)
                     Deferred tax benefit                                     (4,450)                        23,874
                     Accrued interest and other liabilities                  320,810                       (106,564)
                                                                           ---------                      ---------
                                Net cash provided by
                                operating activities                       1,094,643                        341,073
                                                                           ---------                      ---------



         CASH FLOWS FROM INVESTING
         ACTIVITIES:
                Net change in federal funds sold                            994,806                     556,528
                Loan originations and principal collections, net         (5,777,471)                (11,600,657)
                Net change in foreclosed assets                              74,726                    (129,520)
                Purchases of premises and equipment                        (572,606)                    (32,500)
                Purchase of investment securities available
                  for sale                                                  (50,200)                     14,000
                                                                         ----------                 -----------
                                Net cash used by investing
                                activities                               (5,330,745)                (11,192,149)
                                                                         ----------                 -----------

         CASH FLOWS FROM FINANCING
         ACTIVITIES:
                Net increase (decrease) in non-interest
                  bearing deposits                                       (1,030,161)                  1,272,433


                Net increase (decrease) in interest bearing
                  deposits                                                5,860,315                  10,418,593
                Issuance of stock                                                 -                      25,000
                Net Federal Home Loan Bank advances                         193,347                   1,411,443
                                                                         ----------                  ----------
                                Net cash provided by financing
                                activities                                5,023,501                  13,127,469
                                                                         ----------                  ----------

                                Increase (decrease) in cash and
                                due from banks                              787,399                   2,276,393

         Cash and due from banks:
              Beginning                                                   5,054,515                   1,713,248
                                                                         ----------                  ----------
              Ending                                                    $ 5,841,914                 $ 3,989,641
                                                                         ==========                  ==========

         SUPPLEMENTAL DISCLOSURES OF
         CASH FLOW INFORMATION:
         Cash payments for:
              Interest paid on deposits and borrowed funds             $    735,676                 $    650,643
                                                                        ===========                   ==========
              Income taxes paid                                        $     24,669                 $          -
                                                                        ===========                   ==========

Note 3.   Stock Options and Awards

         In December 2002, the FASB issues SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2003 and are included below.

         The Company applies APB Opinion 25 and related interpretations in accounting for the stock option plan. All option grants carry exercise prices equal to or above the fair value of the common stock on the date of the grant. Accordingly, no compensation cost has been recognized. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                             Three-Month Period               Six-Month Period
                                                                Ended June 30                   Ended June 30
                                                         ----------------------------    ----------------------------
                                                            2004            2003            2004            2003
                                                            ----            ----            ----            ----

        Net income, as reported                           247,021        $101,595        $430,024        $188,761

        Deduct:  Total stock-based employee
          compensation expense determined
          under fair value based method for all
          awards, net of related tax effects               15,300          15,100          30,600          30,201
                                                          -------         -------         -------         -------

        Pro forma net income                             $231,721       $  86,495        $399,424        $158,560
                                                          =======        ========         =======         =======

        Earnings per share
        Basic - as reported                              $    .11       $     .04        $    .19        $    .08
                                                          =======        ========         =======         =======

        Basic - pro forma                                $    .10       $     .04        $    .17        $    .07
                                                          =======        ========         =======         =======

        Diluted - as reported                            $    .11       $     .04        $    .18        $    .08
                                                          =======        ========         =======         =======

        Diluted - pro forma                              $    .10       $     .04        $    .17        $    .07
                                                          =======        ========         =======         =======


Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

         Management's discussion of the Company and management's analysis of the Company's operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as "expect," "anticipate," "forecast," and comparable terms should be understood by the reader to indicate that the statement is
"forward-looking"   and  thus  subject  to  change  in  a  manner  that  can  be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company's customers, and other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company's financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changed or unanticipated events, circumstances or results.

General

         On January 23, 2004, BG Financial Group, Inc. ("Company"), a bank holding company, acquired all of the outstanding shares of Bank of Greeneville ("Bank") in a one-for-one stock exchange. The Bank is a Tennessee-chartered, insured, non-Member commercial bank offering a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumers, commercial and real estate purposes, and is the principal business of the Company. The Company and the Bank are located at 3095 East Andrew Johnson Highway, Greeneville, Tennessee 37745.

         Management's discussion and analysis of financial condition and results of operations are based on Bank only financial statements for the three and six months ended June 30, 2003, whereas, the three and six months ended June 30, 2004, are based on the consolidated financial statements of the Company and the Bank.

Liquidity

         At June 30, 2004, Company of Greeneville had liquid assets of $12.1 million in the form of cash and federal funds sold compared to $9.0 million on June, 2003. Management believes that the liquid assets are adequate at June 30, 2004. Additional liquidity will be provided by the growth in deposit accounts and loan repayments. The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide a credit line if necessary. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Company's short term or long term liquidity.

Results of Operations

         The Company had net income of $247,021 or $.11 per share for the quarter ended June 30, 2004 compared to $101,595 or .04 per share for the same period in 2003. Net income for the six months ended June 30, 2004 was $430,024 as compared to a net income of $188,761 for the same period in 2003.

Net Interest Income/Margin

         Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. Net interest income for the quarter ended June 30, 2004 was $974,851 compared to $708,056 for the same period in 2003

         Net interest income for the six months ended June 30, 2004 was $1,712,911, compared to $1,325,980 for the same period in 2003. All categories of interest income and expense increased dramatically from 2003 to 2004 due to the rapid growth of the Company in both loans and deposits.

Provision for Possible Loan Losses

         The provision for loan losses represents a charge to operations necessary to establish an allowance for possible loan losses, which in management's evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses during the three months and six months ended June 30, 2004 was $3,882 and $45,488 respectively as compared to $133,294 and $217,843 for the same periods in 2003. During the three and six months ended June 30, 2004, loan charge-offs were $19,499 and $25,322 respectively. The recoveries for the three and six month periods ended June 30, 2004 were $23,192 and $27,982 respectively. The provision for loan losses raised the total allowance for possible loan losses to $1,424,429 at June 30, 2004 from the December 31, 2003 total of $1,350,266, an increase of 5.49%. Management believes the allowance for possible loan losses at June 30, 2004 to be adequate and will increase during the year to match normal loan growth.

Provisions for Income Taxes

         In 2002, the Company posted pre-tax income of $130,109 causing management to believe that it is more likely than not that it will generate future taxable income to utilize its net deferred tax asset. As a result, the valuation allowance was eliminated and a net deferred tax asset was recorded for the deductible temporary differences and carryforwards that are expected to be available to reduce future taxable income. The Company's provision for income tax expense for the three months and six months ended June 30, 2004, was $127,625 and $267,951 respectively when compared to $45,834 and $100,734 for the same periods in 2003. Management believes the provision for income taxes at June 30, 2004 to be adequate.

Noninterest Income

         The Company's noninterest income consists of service charges on deposit accounts and other fees and commissions. Total noninterest income for three months and six months ended June 30, 2004 was $143,475 and $260,892, respectively when compared to $136,048 and $281,887, for the same periods in 2003. Management projects that other fees and commissions and service charges will increase in 2004 due to the growth of the Company.

Noninterest Expense

         Noninterest expenses for the three months and six months ended June 30, 2004, was $739,798 and $1,230,340, respectively as compared to $563,381 and $1,100,529 for the same periods in 2003. These expenses consisted of employee costs, occupancy expense and other operating expenses. Salaries and employee benefits for the three and six months ended June 30, 2004, were $359,553 and $604,835 respectively compared to $283,159 and $573,906 for the same periods in 2003, or an increase of 27.0% and 5.39% respectively. Salaries and employee benefits, along with all other noninterest expense categories increased due to the Company's strong growth.

Financial Condition

         Total assets at June 30, 2004, were $90,957,216, an increase of $5,882,066 or 6.9% over 2003 year-end assets of $85,075,150. Deposits increased to $78,277,926 at June 30, 2004, and increase of $4,816,160 or 6.6% from
$73,461,766 at December 31, 2003. The increased deposits were used for funding growth in the loan portfolio for the most part. Loans increased by $5,706,872 or 8.3% to $74,246,107 at June 30, 2004, from $68,539,235 from year-end 2003.
Securities were $221,900 at June 30, 2004 compared to $171,700 at December 31, 2003.

         The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are discussed below.

Loans

         Net loans outstanding totaled $74,246,107 at June 30, 2004 compared to $68,539,235 at December 31, 2003. Commercial and real estate loan growth accounted for almost all of the total $5.7 million growth for the first six months of 2004.

         Management feels the overall quality of loans remains solid. In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection. At June 30, 2004, total loans 90 days or more past due and still accruing interest were $262,860 while total loans 90 days or more past due and in non-accrual status equaled $1,351,501.

Securities

         Investments at June 30, 2004 had an amortized cost of $221,900 and a market value of $221,900 as compared to an amortized cost of $171,700 and a market value of $171,700 at December 31. 2003. The Bank's total investment portfolio is in Federal Home Loan Bank. As a member of the Federal Home Loan Bank, the Bank is required to maintain stock in an amount equal to .0015% of total assets. Federal Home Loan Bank stock is carried at cost under the available-for-sale category. Federal Home Loan Bank stock is maintained by the Bank at par value of one hundred dollars per share.

Deposits

         Total deposits, which are the principal source of funds for the Company, were $78,277,926 at June 30, 2004 compared to $73,461,766 at December 31, 2003 representing an increase of 6.6%. The Company has targeted local consumers, professional and commercial businesses as its central clientele, therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers. The Company established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans. At June 30, 2004 the Company had outstanding advances of $4,447,453 at the Federal Home Loan Bank.

Capital

         Equity capital at June 30, 2004 was $7,716,115, an increase of $508,828 from $7,207,287 at December 31, 2003, due to a net profit for the Company of $430,024 for the first six months of 2004, $83,803 of Bank only earnings before the consolidation of the two companies and beginning equity of the parent company only of $(4,999). The $83,803 was taken directly to surplus and not included in earnings of the Company due to the effective date of the consolidation being January 23, 2004.

         At June 30, 2004, both the Company's and Bank's capital ratios were in excess of the regulatory minimums. Those ratios are shown in the table below:

                         CAPITAL RATIOS AT JUNE 30, 2004
                         -------------------------------

                                 Required
                                  Minimum
                                   Ratio             Bank             Company
                                   -----             ----             -------

Tier 1 risk-based capital           4.00%            10.14%           10.11%
Total risk-based capital            8.00%            11.38%           11.35%
Tier 1 leverage ratio               4.00%             8.49%            8.46%


Liability and Asset Management

         The Company's Asset/Liability Committee ("ALCO") actively measures and manages interest rate risk using a process developed by the Company. The ALCO is also responsible for implementing the Company's asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing the Company's interest rate sensitivity position.

         The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent correspondent institution. These simulations estimate the impact that various changes in the overall level of interest rates over one- and two-year time horizons would have on net interest income. The results help the Company develop strategies for managing exposures to interest rate risk.

         Like any forecasting technique, interest rate simulation modeling is based on a large number of assumptions. In this case, the assumptions relate primarily to loan and deposit growth, asset and liability prepayments, interest rates and balance sheet management strategies. Management believes that both individually and in the aggregate the assumptions are reasonable. Nevertheless, the simulation modeling process produces only a sophisticated estimate, not a precise calculation of exposure.

         At June 30, 2004, approximately 62 of the institutions gross loans had adjustable rates. Based on the asset/liability modeling management believes that these loans reprice at a faster pace than liabilities held at the institution. Because the majority of the institutions liabilities are 12 months and under and the gap in repricing is asset sensitive management believes that a rising rate environment would have a positive impact on the Company's net interest margin. Floors in the majority of the Company's adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at June 30, 2004, had outstanding unused lines of credit and standby letters of credit that totaled approximately $7,324,652. These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements. The Company has the ability to liquidate Federal funds sold or, on a short-term basis, to purchase Federal funds from other banks and to borrow from the Federal Home Loan Bank. At June 30, 2004, the Company had established with correspondent banks the ability to purchase Federal funds if needed.

Item 3.  Controls and Procedures

         a)       Evaluation of Disclosure Controls and Procedures
                  ------------------------------------------------

                  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file with the SEC pursuant to the Exchange Act, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings.

         b)       Changes in Internal Controls and Procedures
                  -------------------------------------------

                  There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
          None

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES


    (a)   Not applicable.

    (b)   Not applicable.

    (c) No shares of the Company's common stock were issued during the quarter ended June 30, 2004.

    (d)   Not applicable.

    (e) No repurchase of Company securities were made during the quarter ended June 30, 2004.

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of the Company's stockholders was held June 15, 2004.

          (b) The following members of the board of directors were each reelected as Class III directors to serve for additional three-year terms or until their respective successors are duly elected and qualified:
                         William J. Smead
                         Wendy C. Warner
                         Roger A. Woolsey

                  The term of office for the following members of the board of directors continued after the meeting: Don E. Claiborne, J. Robert Grubbs, and Leonard B. Lawson (Class I); and Rance P. Merkel (Class II).

          (c)     (1) The following directors were elected by the following
                      tabulation:

                                   Number
                                     of                                                                   Broker
                                   Shares                                                                  Non-
             Name                  Voting              For              Against          Abstain           Votes
       -----------------       --------------    ---------------    --------------    ------------    -------------
       William J. Smead           1,312,806         1,301,556           11,250              0                0
       Wendy C. Warner            1,312,806         1,301,556           11,250              0                0
       Roger A. Woolsey           1,312,806         1,301,556           11,250              0                0

                  (2) The ratification of the appointment of Dent K. Burk
                      Associates, P.C. as independent auditors for the Company for fiscal year 2040 was as follows:



                                   Number
                                     of                                                                   Broker
                                   Shares                                                                  Non-
                                   Voting              For              Against          Abstain           Votes
                               --------------    ---------------    --------------    -------------   -------------
                                  1,312,806         1,299,911            1,405            11,490             0

          (d)     None.

Item 5.  OTHER INFORMATION
         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Index to Exhibits.

Exhibit No.                Description
-----------                -----------
3.1*                       Charter of BG Financial Group, Inc.
3.2*                       Bylaws of BG Financial Group, Inc.
10.1*                      Stock Option Agreement between BG Financial Group,
                                 Inc. and J.Robert Grubbs
10.2*                      Stock Option Agreement between BG Financial Group,
                                 Inc and T. Don Waddell
31.1                       Certification pursuant to Rule 13a-14a/15d-14(a)
31.2                       Certification pursuant to Rule 13a-14a/15d-14(a)
32.1                       Certification pursuant to Rule 18 USC Section
                                1350-Sarbanes-Oxley Act of 2002
32.2                       Certification pursuant to Rule 18 USC Section
                                1350-Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to BG Financial Group, Inc.'s Form 8-K, as filed with the Securities Exchange Commission on May 21, 2004.

         (b) Reports on Form 8-K.

             A current report on 8-K dated May 21, 2004, was filed with the Securities and Exchange Commission under Item 5, "Other Events and Regulation FD Disclosure."

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BG FINANCIAL GROUP, INC.
                            ------------------------
                                  (Registrant)


DATE:  August 13, 2004
       ---------------                /s/ J. Robert Grubbs
                                      -----------------------------------
                                      J. Robert Grubbs
                                      President & Chief Executive Officer