Form 10QSB
period 2004-11-12
BG Financial Group, Inc.
filed 2004-11-15
CIK 1290505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529
--------------------------------------------------------------------------------


                                   FORM 10-QSB


MARK ONE
--------

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

   [ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                            FOR THE TRANSITION PERIOD
                       FROM _____________ TO _____________

                        COMMISSION FILE NUMBER 000-50771

                            BG FINANCIAL GROUP, INC.
            --------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


            Tennessee                                         20-0307691
--------------------------------------------------------------------------------
   (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                        Identification Number)

3095 East Andrew Johnson Highway, Greeneville, Tennessee          37745
--------------------------------------------------------------------------------
       (Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:      (423) 636-1555
                                                    ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $1.00 par value, outstanding: 2,306,775 at November 1, 2004

Traditional Small Business Disclosure Format (check one):
                                 YES [ ] NO [X]

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

           The unaudited consolidated financial statements of the Registrant are as follows:

           Consolidated  Balance  Sheets - September  30, 2004 and  December 31,
           2003.

           Consolidated Statements of Income - For the nine months ended September 30, 2004 and 2003.

           Consolidated Statements of Income - For the three months ended September 30, 2004 and 2003.

           Consolidated Statements of Cash Flows - For the nine months ended September 30, 2004 and 2003.

Item 2.    Management's Discussion and Analysis or Plan of Operation.

Item 3.    Controls and Procedures.



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

Item 6.    Exhibits and Reports on Form 8-K.

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     BG FINANCIAL GROUP, INC. AND SUBSIDIARY
                             Greeneville, Tennessee
                           CONSOLIDATED BALANCE SHEETS


                                                               As of                        As of
                                                        September 30, 2004            December 31, 2003
                                                    --------------------------    ------------------------
                  ASSETS

Cash and due from banks                                       $ 5,439,752                $ 5,054,515
Investment securities:
  Available for sale                                              224,200                    171,700
Federal funds sold                                              5,734,275                  7,244,455
Loans, net of allowance for loan losses                        74,651,524                 68,539,235
Bank premises and equipment, net                                3,847,142                  2,763,153
Accrued income receivable                                         368,985                    387,258
Deferred tax benefit                                              589,701                    603,177
Foreclosed assets                                                 428,469                    184,127
Other assets                                                       48,757                    127,530
                                                              -----------                -----------
                                                              $91,332,805                $85,075,150
                                                              ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
      Demand                                                  $17,387,175                $14,547,268
      Savings                                                   4,693,350                  3,486,770
      Time, $100,000 and over                                   9,180,607                 11,637,050
      Other time                                               47,640,814                 43,790,678
                                                               ----------                 ----------
                                                               78,901,946                 73,461,766
  Short-term note payable                                          49,000                          -
  Accrued interest and other liabilities                          451,582                    151,991
  Federal Home Loan Bank - advances                             4,403,568                  4,254,106
                                                               ----------                 ----------
                                                               83,806,096                 77,867,863
                                                               ----------                 ----------

COMMITMENTS AND CONTINGENCIES                                           -                          -

STOCKHOLDERS' EQUITY
  Stock:
    Preferred stock, no par value; authorized 1,000,000
      shares; none issued                                               -                          -
    Common stock, $.333 par value; authorized
       6,000,000 shares; issued and outstanding
       2,305,975 shares at September 30, 2004 and
       2,295,775 shares at December 31, 2003                      768,658                    765,258
  Surplus                                                       6,556,432                  6,887,325
  Retained earnings                                               201,619                   (445,296)
                                                               ----------                 ----------
                                                                7,526,709                  7,207,287
                                                               ----------                 ----------
                                                              $91,332,805                $85,075,150
                                                               ==========                 ==========


   The accompanying notes are an integral part of these financial statements.

                     BG FINANCIAL GROUP, INC. AND SUBSIDIARY
                             Greeneville, Tennessee
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                   Nine Months Ended
                                                                   -----------------
                                                    September 30, 2004            September 30, 2003
                                                    ------------------            ------------------

Interest income:
  Interest and fees on loans                               $3,689,565                    $2,955,867
  Interest on investment securities:
     Interest on federal funds sold                            54,661                        55,797
     Other                                                     21,489                        18,902
                                                            ---------                     ---------
                                                            3,765,715                     3,030,566

Interest expense:
  Interest on deposits                                        942,155                       778,759
  Interest on borrowed funds                                  109,606                        92,432
                                                            ---------                     ---------

                Net interest income                         2,713,954                     2,159,378

Provision for possible loan losses                            529,001                       322,918
                                                            ---------                     ---------
                Net interest income after provision
                for possible loan losses                    2,184,953                     1,836,460
                                                            ---------                     ---------

Other income:
  Fees and service charges                                    194,588                       201,238
  Secondary market mortgage loan fees                         101,905                       121,232
  Other                                                        12,447                        45,060
  Commissions                                                  74,806                        53,088
                                                            ---------                     ---------
                                                              383,746                       420,618
                                                            ---------                     ---------

Other expenses:
  Salaries and wages                                          964,165                       763,220
  Employee benefits                                           122,615                       120,562
  Occupancy expenses                                           93,415                        65,266
  Equipment rentals, depreciation and maintenance             182,084                       157,979
  Other operating expenses                                    837,792                       559,584
                                                            ---------                     ---------
                                                            2,200,071                     1,666,611
                                                            ---------                     ---------
                Income before income taxes                    368,628                       590,467
                                                            ---------                     ---------

Federal and state income taxes                                142,026                       195,156
Deferred tax expense (benefit)                                 19,985                        23,298
                                                            ---------                     ---------

                Net income (loss)                          $  206,617                    $  372,013
                                                            =========                     =========

Earnings per share                                         $      .09                    $      .16
                                                            =========                     =========


   The accompanying notes are an integral part of these financial statements.

                     BG FINANCIAL GROUP, INC. AND SUBSIDIARY
                             Greeneville, Tennessee
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                   Three Months Ended
                                                                   ------------------
                                                    September 30, 2004            September 30, 2003
                                                    ------------------            ------------------

Interest income:
  Interest and fees on loans                                $1,366,899              $ 1,115,705
  Interest on investment securities:
     Interest on federal funds sold                             43,722                   13,013
     Other                                                      (9,838)                  11,896
                                                             ---------                ---------
                                                             1,400,783                1,140,614

Interest expense:
  Interest on deposits                                         362,903                  272,734
  Interest on borrowed funds                                    36,837                   34,482
                                                             ---------                ---------

                Net interest income                          1,001,043                  833,398

Provision for possible loan losses                             483,513                  105,075
                                                             ---------                ---------
                Net interest income after provision
                for possible loan losses                       517,530                  728,323
                                                             ---------                ---------

Other income:
  Fees and service charges                                      66,961                   71,891
  Secondary market mortgage loan fees                           30,951                   39,917
  Other                                                          1,707                    8,335
  Commissions                                                   23,235                   18,588
                                                             ---------                ---------
                                                               122,854                  138,731
                                                             ---------                ---------

Other expenses:
  Salaries and wages                                           423,333                  261,078
  Employee benefits                                             58,612                   48,798
  Occupancy expenses                                            40,363                   25,248
  Equipment rentals, depreciation and maintenance               70,303                   56,679
  Other operating expenses                                     377,120                  174,279
                                                             ---------                ---------
                                                               969,731                  566,082
                                                             ---------                ---------
         Income (loss) before income taxes                    (329,347)                 300,972

Federal and state income taxes                                (130,453)                  99,720
Deferred tax expense (benefit)                                  24,513                   18,000
                                                             ---------                ---------

                Net income (loss)                           $ (223,407)               $ 183,252
                                                             ==========                ========

Earnings per share                                          $     (.10)               $     .08
                                                             =========                 ========

   The accompanying notes are an integral part of these financial statements.

                     BG FINANCIAL GROUP, INC. AND SUBSIDIARY
                             Greeneville, Tennessee
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    Nine Months Ended
                                                                    -----------------
                                                    September 30, 2004            September 30, 2003
                                                    ------------------            ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                    $     206,617                 $     372,013
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
       Depreciation                                            160,263                       147,078
       Provision for possible loan losses                      529,001                       322,918
       Gain on sale of automobile                                    -                        (8,470)
    Change in operating assets and liabilities:
       Accrued income receivable                                81,559                      (103,707)
       Other assets                                            (27,832)                      (11,054)
       Deferred tax benefit                                     14,400                        41,875
       Accrued interest and other liabilities                  289,455                      (124,076)
                                                           -----------                   -----------
           Net cash provided by operating activities         1,253,463                       636,577
                                                           -----------                   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net change in federal funds sold                           (28,415)                     (148,333)
    Loan originations and principal collections, net        (4,643,320)                  (20,066,003)
    Net change in foreclosed assets                           (316,775)                     (130,603)
    Purchases of premises and equipment                     (1,147,394)                      (32,500)
    Purchase of investment securities available for sale       (52,500)                       14,000
                                                           -----------                   -----------
           Net cash used by investing activities            (6,188,404)                  (20,363,439)
                                                           -----------                   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in non-interest bearing deposits   162,191                     1,992,699
    Net increase (decrease) in interest bearing deposits     4,499,472                    20,710,778
    Issuance of stock                                           34,000                        35,800
    Proceeds from short-term borrowing                          41,000                             -
    Net Federal Home Loan Bank advances                        162,616                     1,499,207
                                                           -----------                   -----------
           Net cash provided by financing activities         4,899,279                    24,238,484
                                                           -----------                   -----------

           Increase (decrease) in cash and due from
           banks                                               (35,662)                    4,511,622

Cash and due from banks:
  Beginning                                                  5,475,414                     1,713,248
                                                           -----------                   -----------
  Ending                                                   $ 5,439,752                  $  6,224,870
                                                            ==========                    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
    Interest paid on deposits and borrowed funds           $ 1,018,072                  $   962,785
                                                            ==========                   ==========
    Income taxes paid                                      $    41,821                  $   200,020
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

         Due to the effective date of the Share Exchange,  the first  twenty-two
         (22) days of Bank of Greeneville's year was consolidated into the Company's equity. Thus, the results of operations for these days are not included in the nine months ended September 30, 2004 financials. Therefore, for comparability purposes, Note 2 includes comparative financials for the wholly-owned subsidiary Bank of Greeneville.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to Bank of Greeneville's financial statements and footnotes thereto included in Bank of Greenville's Form

         10-KSB for the year ended December 31, 2003 as filed with the Federal Deposit Insurance Corporation.

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

Note 2.  Subsidiary Bank Only Financial Information

         For purposes of providing subsidiary only comparability, financial information of Bank of Greeneville for the full nine months, including the first twenty-two (22) days of operations before the Share Exchange, are as follows:

         Balance Sheets

                                                              As of                        As of
                                                        September 30, 2004           December 31, 2003
                                                    --------------------------    ------------------------
                      ASSETS

         Cash and due from banks                            $ 5,439,752                $ 5,054,515
         Investment securities:
            Available for sale                                  224,200                    171,700
         Federal funds sold                                   5,734,275                  7,244,455
         Loans, net of allowance for loan losses             74,651,524                 68,539,235
         Bank premises and equipment, net                     3,846,727                  2,763,153
         Accrued income receivable                              368,985                    387,258
         Deferred tax benefit                                   583,477                    603,177
         Foreclosed assets                                      428,469                    184,127
         Other assets                                            48,757                    127,530
                                                             ----------                 ----------
                                                            $91,326,166                $85,075,150
                                                             ==========                 ==========

                                       8



         LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES
            Deposits:
                Demand                                                      $17,419,483                $14,547,268
                Savings                                                       4,693,350                  3,486,770
                Time, $100,000 and over                                       9,180,607                 11,637,050
                Other time                                                   47,640,814                 43,790,678
                                                                             ----------                 ----------
                                                                             78,934,254                 73,461,766
            Accrued interest and other liabilities                              513,298                    151,991
            Federal Home Loan Bank - advances                                 4,403,568                  4,254,106
                                                                             ----------                -----------
                                                                             83,851,120                 77,867,863
                                                                             ----------                -----------

         COMMITMENTS AND CONTINGENCIES                                                -                          -

         STOCKHOLDERS' EQUITY
            Stock:
                Preferred stock, no par value; authorized
                    1,000,000 shares; none issued                                     -                          -
                Common stock, $.333 par value; authorized
                    6,000,000 shares; issued and outstanding
                    2,295,775 shares at September 30, 2004
                    and 2,295,775 shares at December 31, 2003                   765,258                    765,258
            Surplus                                                           6,838,325                  6,887,325
            Retained earnings                                                  (128,537)                  (445,296)
                                                                             ----------                -----------
                                                                              7,475,046                  7,207,287
                                                                             ----------                -----------
                                                                            $91,326,166                $85,075,150
                                                                             ==========                 ==========

         Statements of Income
                                                                                     Nine Months Ended
                                                                                     -----------------
                                                                     September 30, 2004            September 30, 2003
                                                                     ------------------            ------------------

         Interest income:
            Interest and fees on loans                                       $4,009,382                  $2,955,867
            Interest on investment securities:
               Interest on federal funds sold                                    58,063                      55,797
               Other                                                             25,738                      18,902
                                                                              ---------                   ---------
                                                                              4,093,183                   3,030,566

         Interest expense:
            Interest on deposits                                              1,029,821                     778,756
            Interest on borrowed funds                                          108,725                      92,432
                                                                              ---------                   ---------

                          Net interest income                                 2,954,637                   2,159,378


Note 2.  Subsidiary Bank Only Financial Information (Continued)

          Provision for possible loan losses                                    554,112                     322,918
                                                                              ---------                   ---------
                          Net interest income after provision
                          for possible loan losses                            2,400,525                   1,836,460
                                                                              ---------                   ---------

          Other income:
            Fees and service charges                                            213,498                     201,238
            Secondary market mortgage loan fees                                 104,798                     121,232
            Other                                                                19,203                      45,060
            Commissions                                                          81,378                      53,088
                                                                              ---------                   ---------
                                                                                418,877                     420,618
                                                                              ---------                   ---------

          Other expenses:
            Salaries and wages                                                1,034,606                     763,220
            Employee benefits                                                   136,022                     120,562
            Occupancy expenses                                                   98,452                      65,266
            Equipment rentals, depreciation and maintenance                     195,253                     157,979
            Other operating expenses                                            829,228                     559,584
                                                                              ---------                   ---------
                                                                              2,293,561                   1,666,611
                                                                              ---------                   ---------
                          Income before income taxes                            525,841                     590,467

            Federal and state income taxes                                      189,382                     195,156
            Deferred tax expense (benefit)                                       19,700                      23,298
                                                                              ---------                   ---------

                          Net income (loss)                                  $  316,759                  $  372,013
                                                                              =========                   =========

            Earnings per share                                               $      .14                  $      .16
                                                                              =========                   =========

          Statements of Cash Flows
                                                                                     Nine Months Ended
                                                                                     -----------------
                                                                     September 30, 2004            September 30, 2003
                                                                     ------------------            ------------------

            CASH FLOWS FROM OPERATING ACTIVITIES:
                Net income (loss)                                      $    316,759                 $   372,013
                Adjustments to reconcile net income (loss)
                   to net cash provided by operating activities:
                     Depreciation                                           177,768                     147,078
                     Provision for possible loan losses                     554,112                     322,918
                     Gain on sale of automobile                                   -                      (8,470)
                Change in operating assets and liabilities:
                     Accrued income receivable                               18,273                    (103,707)
                     Other assets                                            78,773                     (11,054)
                     Deferred tax benefit                                    19,700                      41,875
                     Accrued interest and other liabilities                 312,306                    (124,076)
                                                                          ---------                  ----------
                                Net cash provided by
                                operating activities                      1,477,691                     636,577
                                                                          ---------                  ----------

            CASH FLOWS FROM INVESTING ACTIVITIES:
                Net change in federal funds sold                          1,510,180                    (148,333)
                Loan originations and principal collections, net         (6,666,401)                (20,066,003)
                Net change in foreclosed assets                            (244,342)                   (130,603)
                Purchases of premises and equipment                      (1,261,342)                    (32,500)
                Purchase of investment securities available for sale        (52,500)                     14,000
                                                                        -----------                  -----------
                                Net cash used by investing
                                activities                               (6,714,405)                (20,363,439)
                                                                        -----------                  ----------

            CASH FLOWS FROM FINANCING ACTIVITIES:
                Net increase (decrease) in non-interest
                  bearing deposits                                          484,572                   1,992,699


                Net increase (decrease) in interest bearing deposits      4,987,917                  20,710,778
                Issuance of stock                                                 -                      35,800
                Net Federal Home Loan Bank advances                         149,462                   1,499,207
                                                                         ----------                 -----------
                                Net cash provided by financing
                                activities                                5,621,951                  24,238,484
                                                                         ----------                  ----------

                                Increase (decrease) in cash and
                                due from banks                              385,237                    4,511,622

            Cash and due from banks:
              Beginning                                                   5,054,515                    1,713,248
                                                                          ---------                    ---------
              Ending                                                    $ 5,439,752                  $ 6,224,870
                                                                         ==========                   ==========

            SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
            Cash payments for:
              Interest paid on deposits and borrowed funds              $ 1,009,899                  $   962,785
                                                                         ==========                   ==========
              Income taxes paid                                         $    49,781                  $   200,020
                                                                         ==========                   ==========

Note 3.  Stock Options and Awards

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2003 and are included below.

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



                                                             Three-Month Period               Nine-Month Period
                                                             Ended September 30              Ended September 30
                                                        -----------------------------    ---------------------------
                                                            2004            2003            2004            2003
                                                            ----            ----            ----            ----

         Net income (loss), as reported                 $(223,407)        $183,252        $206,617        $372,013

         Deduct:  Total stock-based employee
          compensation expense determined
          under fair value based method for all
          awards, net of related tax effects               15,300           15,100          45,900          45,300
                                                         --------         --------        --------        --------

         Pro forma net income (loss)                    $(238,707)        $168,152        $160,717        $326,713
                                                         ========          =======         =======         =======

         Earnings per share
         Basic - as reported                            $    (.10)        $    .08        $    .09        $    .16
                                                         ========          =======         =======         =======

         Basic - pro forma                              $    (.10)        $    .07        $    .07        $    .14
                                                         ========          =======         =======         =======

         Diluted - as reported                          $    (.09)        $    .08        $    .09        $    .16
                                                         ========          =======         =======         =======

         Diluted - pro forma                            $    (.10)        $    .07        $    .07        $    .14
                                                         ========          =======         =======         =======


Note 4.  Cash Dividends

         On September 14, 2004, Bank of Greeneville declared a $49,000 dividend to the bank's holding company, BG Financial Group, Inc., to be paid on October 1, 2004. The purpose of the dividend is to allow the holding company to pay for expenses it incurred during its organization. The dividend was approved by the Federal Deposit Insurance Corporation ("FDIC") and the Tennessee Department of Financial Institutions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

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

General

     On January 23, 2004, BG Financial Group, Inc. ("Company"), a bank holding company, acquired all of the outstanding shares of Bank of Greeneville ("Bank") in a one for one stock exchange. The Bank is a Tennessee-chartered, insured, non-Member commercial bank offering a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumers, commercial and real estate purposes, and is the principal business of the Company. The Company and the Bank are located at 3095 East Andrew Johnson Highway, Greeneville, Tennessee 37745.

     Management's discussion and analysis of financial condition and results of operations are based on Bank only statements for the three and nine months ended September 30, 2003, whereas, the three and nine months ended September 30, 2004, are based on the consolidated statements of the Company and the Bank.

Liquidity

     At September 30, 2004, Company of Greeneville had liquid assets of $11.4 million in the form of cash and federal funds sold compared to $12.0 million on September, 2003. Management believes that the liquid assets are adequate at September 30, 2004. Additional liquidity will be provided by the growth in deposit accounts and loan repayments. The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide a credit line if necessary. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Company's short term or long term liquidity.

Results of Operations

     The Company had a net loss of $223,407 or $.10 per share for the quarter ended September 30, 2004 compared to net income of $183,252 or $.08 per share for the same period in 2003. Net income for the nine months ended September 30, 2004 was $206,617 as compared to a net income of $372,013 for the same period in 2003.

Net Interest Income/Margin

     Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. Net interest income for the quarter ended September 30, 2004 was $1,001,043 compared to $833,398 for the same period in 2003

     Net interest income for the nine months ended September 30, 2004 was $2,713,954, compared to $2,159,378 for the same period in 2003. All categories of interest income and expense increased dramatically from 2003 to 2004 due to the rapid growth of the Company in both loans and deposits.

Provision for Possible Loan Losses

     The provision for loan losses represents a charge to operations necessary to establish an allowance for possible loan losses, which in management's evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses during the three months and nine months ended September 30, 2004 was $483,513 and $529,001 respectively as compared to $105,075 and $322,918 for the same periods in 2003. During the three and nine months ended September 30, 2004, loan charge-offs were $750,748 and $776,070 respectively. The recoveries for the three and nine month periods ended September 30, 2004 were $396,877 and $450,874 respectively. The provision for loan losses raised the total allowance for possible loan losses to $1,554,071 at September 30, 2004 from the December 31, 2003 total of $1,350,266, an increase of 15.1%. Management believes the allowance for possible loan losses at September 30, 2004 to be adequate and will increase during the year to match normal loan growth.

Provisions for Income Taxes

     In 2002, the Company posted pre-tax income of $130,109 causing management to believe that it is more likely than not that it will generate future taxable income to utilize its net deferred tax asset. As a result, the valuation allowance was eliminated and a net deferred tax asset was recorded for the deductible temporary differences and carryforwards that are expected to be available to reduce future taxable income. The Company's provision for income tax expense for the three months and nine months ended September 30, 2004, was $(105,940) and $162,011 respectively when compared to $117,720 and $218,454 for the same periods in 2003. Management believes the provision for income taxes at September 30, 2004 to be adequate.

Noninterest Income

     The Company's noninterest income consists of service charges on deposit accounts and other fees and commissions. Total noninterest income for three months and nine months ended September 30, 2004 was $122,854 and $383,746, respectively when compared to $138,731 and $420,618, for the same periods in 2003. Management projects that other fees and commissions and service charges will increase in 2004 due to the growth of the Company.

Noninterest Expense

     Noninterest expenses for the three months and nine months ended September 30, 2004, was $969,731 and $2,200,071, respectively as compared to $566,082 and
$1,666,611 for the same periods in 2003. These expenses consisted of employee costs, occupancy expense and other operating expenses. Salaries and employee benefits for the three and nine months ended September 30, 2004, were $423,333 and $964,165 respectively compared to $261,078 and $763,220 for the same periods in 2003, or an increase of 62.15% and 26.33% respectively. Salaries and employee benefits, along with all other noninterest expense categories increased due to the Company's growth.

Financial Condition

     Total assets at September 30, 2004, were $91,332,805, an increase of $6,257,655 or 7.4% over 2003 year-end assets of $85,075,150. Deposits increased to $78,901,946 at September 30, 2004, and increase of $5,440,180 or 7.4% from
$73,461,766 at December 31, 2003. The increased deposits were used for funding growth in the loan portfolio for the most part. Loans increased by $7,666,359 or 11.2% to $76,205,594 at September 30, 2004, from $68,539,235 from year-end 2003.
Securities were $224,200 at September 30, 2004 compared to $171,000 at December 31, 2003.

     The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are discussed below.

Loans

     Net loans outstanding totaled $74,651,524 at September 30, 2004 compared to $68,539,235 at December 31, 2003. Commercial and real estate loan growth accounted for almost all of the total $6.1 million growth for the first nine months of 2004.

     Management feels the overall quality of loans remains solid. In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection. At September 30, 2004, total loans 90 days or more past due and still accruing interest were $162,171 while total loans 90 days or more past due and in non-accrual status equaled $546,173.

Securities

     Investments at September 30, 2004 had an amortized cost of $224,200 and a market value of $224,200 as compared to an amortized cost of $171,700 and a market value of $171,700 at December 31. 2003. The Bank's total investment portfolio is in Federal Home Loan Bank. As a member of the Federal Home Loan Bank, the Bank is required to maintain stock in an amount equal to .0015% of total assets. Federal Home Loan Bank stock is carried at cost under the available-for-sale category. Federal Home Loan Bank stock is maintained by the Bank at par value of one hundred dollars per share.

Deposits

     Total deposits, which are the principal source of funds for the Company, were $78,901,946 at September 30, 2004 compared to $73,461,766 at December 31, 2003 representing an increase of 7.4%. The Company has targeted local consumers, professional and commercial businesses as its central clientele, therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers. The Company established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans. At September 30, 2004 the Company had outstanding advances of $4,403,568 at the Federal Home Loan Bank.

Capital

     Equity capital at September 30, 2004 was $7,526,709, an increase of $319,422 from $7,207,287 at December 31, 2003, due to a net profit for the Company of $206,617 for the first nine months of 2004 and $83,803 of Bank only earnings before the consolidation of the two companies, stock options exercised during the current quarter of $34,000 and beginning equity of the parent company only of $(4,999). The $83,803 was taken directly to surplus and not included in earnings of the Company due to the effective date of the consolidation being January 23, 2004.

     At September 30, 2004, both the Company's and Bank's capital ratios were in excess of the regulatory minimums. Those ratios are shown in the table below:



                               CAPITAL RATIOS AT SEPTEMBER 30, 2004
                               ------------------------------------

                               Required
                               Minimum
                                Ratio              Bank                Company
                                -----              ----                -------

Tier 1 risk-based capital       4.00%              9.48%                 9.54%
Total risk-based capital        8.00%             10.73%                10.80%
Tier 1 leverage ratio           4.00%              8.11%                 8.16%



Liability and Asset Management

     The Company's Asset/Liability Committee ("ALCO") actively measures and manages interest rate risk using a process developed by the Bank. The ALCO is also responsible for implementing the Company's asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing the Company's interest rate sensitivity position.

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

     At September 30, 2004, approximately 494 of the institution's gross loans had adjustable rates. Based on the asset/liability modeling management believes that these loans reprice at a faster pace than liabilities held at the institution. Because the majority of the institution's liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the company's net interest margin. Floors in the majority of the institution's adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

     The Bank, at September 30, 2004, had outstanding unused lines of credit and standby letters of credit that totaled approximately $7,947,300. These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements. The Bank has the ability to liquidate Federal funds sold or, on a short-term basis, to purchase Federal funds from other banks and to borrow from the Federal Home Loan Bank. At September 30, 2004, the Bank had established with correspondent banks the ability to purchase Federal funds if needed.

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

         b)       Changes in Internal Controls and Procedures
                  -------------------------------------------

                  There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         None.

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         (a)  Not applicable.

         (b)  Not applicable.

         (c) 10,200 shares of the Company's common stock were issued during the quarter ended September 30, 2004 as a result of the exercise of the following stock options:

                    Date Exercised         Number of Shares           Exercise Price
                    --------------         ----------------           --------------

                  July 20, 2004                  2,000                     $3.33
                  July 23, 2004                  2,000                     $3.33
                  July 30, 2004                    200                     $3.33
                  September 9, 2004              6,000                     $3.33

         The aggregate proceeds of the shares sold were $34,000.

         There  were  no  underwriters   and  no   underwriting   discounts  or
         commissions. All sales were for cash.

         The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a public offering of securities within the meaning of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act.

         The securities sold are not convertible or exchangeable into any other equity security.

         The proceeds of the sales are being used by the Company for general corporate purposes.

         (d)  Not applicable.

         (e) No repurchase of Company securities were made during the quarter ended September 30, 2004.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

Item 5.  OTHER INFORMATION
         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Index to Exhibits.

Exhibit No.      Description
-----------      -----------
3.1*             Charter of BG Financial Group, Inc.
3.2*             Bylaws of BG Financial Group, Inc.
10.1*            Stock Option Agreement between  BG Financial Group, Inc. and J.
                 Robert Grubbs
10.2*            Stock Option Agreement  between BG Financial Group,  Inc and T.
                 Don Waddell
31.1             Certification pursuant to Rule 13a-14a/15d-14(a)
31.2             Certification pursuant to Rule 13a-14a/15d-14(a)
32.1             Certification  pursuant to  Rule 18 USC Section  1350-Sarbanes-
                 Oxley Act of 2002
32.2             Certification  pursuant  to Rule 18 USC Section  1350-Sarbanes-
                 Oxley Act of 2002

* Previously filed as an exhibit to BG Financial Group, Inc.'s Form 8-K, as filed with the Securities Exchange Commission on May 21, 2004.

         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BG FINANCIAL GROUP, INC.
                            ------------------------
                                  (Registrant)

DATE:  November 12, 2004                  /s/ J. Robert Grubbs
       ---------------------              --------------------------------------
                                          J. Robert Grubbs
                                          President & Chief Executive Officer