Form 10-K
period 2004-12-31
BG Financial Group, Inc.
filed 2005-04-15
CIK 1290505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number 000-50771

BG Financial Group, Inc.

(Exact name of registrant as specified in Charter)

Tennessee	62-1852691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3095 East Andrew Johnson Highway, Greeneville, Tennessee	37745
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (423) 636-1555

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.333 par value per share

Indicate by check mark whether registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at February 28, 2005 was $36.1 million, based upon the average sale price on that date.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐.  No ☒.

i

PART I

ITEM 1.                                                     BUSINESS

General

BG Financial Group, Inc. (the “Corporation”) is a one-bank holding company formed as a Tennessee corporation to own the shares of Bank of Greeneville (the “Bank”).  The Corporation was incorporated on October 10, 2003, for the purpose of acquiring 100% of the shares of the Bank by means of a share exchange, and becoming a registered bank holding company under the Federal Reserve Act.  The share exchange was completed on January 23, 2004.  The activities of the Corporation are subject to the supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).  The offices of the Corporation are the same as the principal office of the Bank.  The Bank is the only subsidiary of the Corporation.

Bank of Greeneville commenced operations as a state chartered bank on July 9, 2001.  The Bank has total assets of approximately $91 million at December 31, 2004.  The Bank ‘s deposit accounts are insured by the FDIC, up to the maximum applicable limits thereof.  The Bank is not a member of the Federal Reserve System.

The Bank’s customer base consists primarily of small to medium-sized business retailers, manufacturers, distributors, contractors, professionals, service businesses and local residents.  The Bank offers a full range of competitive retail and commercial banking services.  The deposit services offered include various types of checking accounts, savings accounts, money market investment accounts, certificates of deposits, and retirement accounts.  Lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small and medium size businesses and professionals, and letters of credit.  The Bank also offers safe deposit boxes of various sizes.  The Bank issues VISA and MasterCard credit cards and is a merchant depository for cardholder drafts under both types of credit cards.  The Bank offers its customers drive-through banking services at both offices and automated teller machines (“ATMs”). The Bank has trust powers but does not have a trust department.

The Bank is subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee (“TDFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

The Bank’s principal executive offices are located at 3095 East Andrew Johnson Highway, Greeneville, Tennessee 37745, and its telephone number is (423) 636-1555.

First Community Corporation

First Community Corporation is a bank holding company that commenced operations in 1994.  Its principal asset is the capital stock of First Community Bank of East Tennessee in Rogersville, Tennessee (a Tennessee state-chartered bank that began operations in April 1993).  In 2000, the Board of Directors of First Community Corporation decided to expand its business into Greene County.  After consultation with legal counsel and regulators, and after the services were obtained of J. Robert Grubbs, a long-time Greene County banker, First Community Bank of East Tennessee opened a branch in Greeneville on July 26, 2000.

On July 6, 2001, First Community Bank of East Tennessee sold all its Greeneville branch assets and liabilities, including loans, investments, property, fixed assets, and deposits to the Bank pursuant to a Purchase and Assumption Agreement.  The sale occurred at the net book value of the assets and liabilities assumed with an adjustment for any net operating loss or gain incurred by the branch operations.

Market Area and Competition

All phases of the Bank’s business are highly competitive.  The Bank is subject to intense competition from various financial institutions and other companies or firms that offer financial services.  The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and issuers of commercial paper and other securities, such as money-market and mutual funds.  In making loans, the Bank is expected to compete with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies, and other lenders.

In Greene County as of June 30, 2004, there were eight (8) banks and one (1) savings and loan institution, with at least 27 offices actively engaged in banking activities, including three (3) major state-wide financial institutions.  In addition, there are numerous credit unions, finance companies, and other financial services providers.

Employees

At December 31, 2004, the Bank employed 35 persons on a full-time basis, and 6 persons on a part-time basis.  The Bank’s employees are not represented by any union or other collective bargaining agreement and the Bank believes its employee relations are satisfactory.

Supervision and Regulation

Bank Holding Company Regulation

The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”), and is registered with the Federal Reserve Board.  Its banking subsidiaries are subject to restrictions under federal law which limit the transfer of funds by the subsidiary banks to their respective holding companies and nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments, or asset purchases.  Such transfers by any subsidiary bank to its holding company or any non-banking subsidiary are limited in amount to 10% of the subsidiary bank’s capital and surplus and, with respect to the Corporation and all such nonbanking subsidiaries, to an aggregate of 20% of such bank’s capital and surplus.  Furthermore, such loans and extensions of credit are required to be secured in specified amounts.  The Holding Company Act also prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non banking activities.  An exception to this prohibition is for activities expressly found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto or financial in nature.

As a bank holding company, the Corporation is required to file with the Federal Reserve Board semi-annual reports and such additional information as the Federal Reserve Board may require.  The Federal Reserve Board also makes examinations of the Corporation.

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary.  This support may be required at times when a bank holding company may not be able to provide such support.  Furthermore, in the event of a loss suffered or anticipated by the FDIC - either as a result of default of a banking or thrift subsidiary of the Corporation or related to FDIC assistance provided to a subsidiary in danger of default - the other banking subsidiaries of the Corporation may be assessed for the FDIC’s loss, subject to certain exceptions.

Various federal and state statutory provisions limit the amount of dividends the subsidiary banks can pay to their holding companies without regulatory approval.  The payment of dividends by any bank also may be affected by other factors, such as the maintenance of adequate capital for such subsidiary bank.  In addition to the foregoing restrictions, the Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices.  The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Furthermore, the TDFI also has authority to prohibit the payment of dividends by a Tennessee bank when it determines such payment to be an unsafe and unsound banking practice.

A bank holding company and its subsidiaries are also prohibited from acquiring any voting shares of, or interest in, any banks located outside of the state in which the operations of the bank holding company’s subsidiaries are located, unless the acquisition is specifically authorized by the statutes of the state in which the target is located.  Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision of any property or service.  Thus, an affiliate of a bank holding company may not extend credit, lease or sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer must obtain or provide some additional credit, property or services from or to its bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.

In approving acquisitions by bank holding companies of banks and companies engaged in the banking-related activities described above, the Federal Reserve Board considers a number of factors, including the expected benefits to the public such as greater convenience, increased competition, or gains in efficiency, as weighed against the risks of possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.  The Federal Reserve Board is also empowered to differentiate between new activities and activities commenced through the acquisition of a going concern.

The Attorney General of the United States may, within 30 days after approval by the Federal Reserve Board of an acquisition, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.  Failure of the Attorney General to challenge an acquisition does not, however, exempt the holding company from complying with both state and federal antitrust laws after the acquisition is consummated or immunize the acquisition from future challenge under the anti-monopolization provisions of the Sherman Act.

Capital Guidelines

The Federal Reserve Board has risk based capital guidelines for bank holding companies and member banks.  Under the guidelines, the minimum ratio of capital to risk weighted assets (including certain off balance sheet items, such as standby letters of credit) is 8%.  To be considered a “well capitalized” bank or bank holding company under the guidelines, a bank or bank holding company must have a total risk based capital ratio in excess of 10%.  At December 31, 2004, on a pro forma basis, the Corporation would have been sufficiently capitalized to be considered “well capitalized.”

At least half of the total capital is to be comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments (“Tier I capital”).  The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock not qualifying for Tier I capital, and a limited amount of loan loss reserves (“Tier II capital”).  The Bank is subject to similar capital requirements adopted by the FDIC.  In addition, the Federal Reserve Board, and the FDIC have adopted a minimum leverage ratio (Tier I capital to total assets) of 3%.  Generally, banking organizations are expected to operate well above the minimum required capital level of 3% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 3%, plus an additional cushion of at least 1% to 2%.  Most community banks are encouraged to maintain a leverage ratio of 6.5% to 7.0%; the Bank’s leverage ratio at December 31, 2004, was 8.5%.  The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. This legislation represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports under, the Securities Exchange Act of 1934.  In particular, the act establishes (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers, including an accelerated time frame for reporting of insider transactions; and (v) new and increased civil and criminal penalties for violations of the federal securities laws. The legislation also established a new accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their public company audit clients.

Because the Corporation’s common stock is registered with the SEC, it is subject to the requirements of this legislation.  At the present time, and subject to the final rules and regulations to be adopted and issued by the SEC, management anticipates that the Corporation will incur additional expense as a result of the act but does not expect that the Corporation’s compliance will have a material impact on its business. To the extent that the Corporation has already implemented the requirements of this legislation and the related regulations, compliance has been accomplished with existing Corporation personnel.

The Corporation files periodic reports with the SEC. The public may read and copy any materials the Corporation files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information regarding the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Corporation that the Corporation files electronically with the SEC.  This information may be found at www.sec.gov.

Bank Regulation

The Bank is a Tennessee state-chartered bank and is subject to the regulations of and supervision by the FDIC as well as the TDFI, Tennessee’s state banking authority.  The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered.  Various consumer laws and regulations also affect the operations of the Bank.  In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) as it attempts to control the money supply and credit availability in order to influence the economy.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the Tennessee legislature and before various bank regulatory and other professional agencies.  The likelihood of any major legislative changes and the impact such changes might have on the Bank are impossible to predict.

General. The Bank, as a Tennessee state chartered bank, is subject to primary supervision, periodic examination and regulation by the Commissioner of the TDFI (“Commissioner”) and the FDIC.  If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC.  Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a Bank’s deposit insurance.  The Commissioner has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired.

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law.  For this protection, the Bank pays a semiannual statutory assessment.  Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.

Various requirements and restrictions under the laws of the State of Tennessee and the United States affect the operations of the Bank.  State and federal statutes and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements.  Further, the Bank is required to maintain certain levels of capital.

Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the types of investments which may be made.  The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices.  All Tennessee banks must become and remain insured banks under the FDIA. (See 12 U.S.C. §1811, et seq.).

Payment of Dividends.  The Bank is subject to the Tennessee Banking Act, which limits a bank’s ability to pay dividends.  The payment of dividends by any bank is dependent upon its earnings and financial condition and subject to the statutory power of certain federal and state regulatory agencies to act to prevent what they deem unsafe or unsound banking practices.  The payment of dividends could, depending upon the financial condition of the Bank, be deemed to constitute such an unsafe or unsound banking practice.  Under Tennessee law, the board of directors of a state bank may not declare dividends in any calendar year that exceeds the total of its retained net income of the preceding two (2) years without the prior approval of the TDFI.  The FDIA prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.  The Bank is also subject to the minimum capital requirements of the FDIC which impact the Bank’s ability to pay dividends.  If the Bank fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements.

If, in the opinion of the applicable federal bank regulatory authority, a depository institution is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require that such institution cease and desist from such practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be such an unsafe and unsound banking practice.  Moreover, the Federal Reserve Board, the Comptroller of the Currency and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

The payment of dividends by the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

FIRREA.  Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) on August 9, 1989.  FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonable expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default.  FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Bank) up to $1 million per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, principal shareholders and the interests of these individuals.  Other violations may result in civil money penalties of $5,000 to $30,000 per day or in criminal fines and penalties.  In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.

FDICIA.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the FDIA and made revisions to several other federal banking statutes.  Among other things, FDICIA requires the federal banking regulators to take “prompt corrective action” in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  Under applicable regulations, a FDIC-insured depository institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk adjusted Tier 1 Capital Ratio of at least 6% and a Total Risk-Based Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels.  An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above.  In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets.  An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

The capital-based prompt corrective action provision of FDICIA and their implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to holding companies which control such institutions.  However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations.

FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.  Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System.  In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans.  A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan.  The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital.  If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks.  Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator generally within 90 days of the date on which they became critically undercapitalized.

The Bank believes that at December 31, 2004, the Bank was well capitalized under the criteria discussed above.

FDICIA contains numerous other provisions, including accounting, audit and reporting requirements, termination of the “too big to fail” doctrine except in special cases, limitations on the FDIC’s payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy.  FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches.

Various other legislation, including proposals to revise the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress.  The TDFI and FDIC will examine the Bank periodically for compliance with various regulatory requirements.  Such examinations, however, are for the protection of the Bank Insurance Fund (“BIF”) and for depositors, and not for the protection of investors and shareholders.

Interstate Act.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, permits on an interstate basis (i) bank holding company acquisitions commencing one year after enactment of banks of a minimum age of up to five years as established by state law in any state, (ii) mergers of national and state banks after May 31, 1997 unless the home state of either bank has opted out of the interstate bank merger provision, (iii) branching de novo by national and state banks if the host state has opted-in to this provision of the Interstate Act, and (iv) certain bank agency activities after one year after enactment.  The Interstate Act contains a 30% intrastate deposit cap, except for the initial acquisition in the state, restriction that applies to certain interstate acquisitions unless a different intrastate cap has been adopted by the applicable state pursuant to the provisions of the Interstate Act and a 10% national deposit cap restriction.  Tennessee has opted-in to the Interstate Act.  Management cannot predict the extent to which the business of the Bank may be affected.  Tennessee has also adopted legislation allowing banks to acquire branches across state lines subject to certain conditions, including the availability of similar legislation in the other state.

Brokered Deposits and Pass-Through Insurance.  The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance.  Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.  A bank that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts.  Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation.  There are no such restrictions on a bank that is well capitalized.  Because it believes that the Bank was well capitalized as of December 31, 2004, the Bank believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

FDIC Insurance Premiums.  The Bank is required to pay semiannual FDIC deposit insurance assessments.  As required by FDICIA, the FDIC adopted a risk-based premium schedule which increased the assessment rates for most FDIC-insured depository institutions.  Under the schedule, the premiums initially range from $.0 to $.27 for every $100 of deposits.  Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state supervisors and other information relevant to the institution’s financial condition and the risk posed to the applicable FDIC deposit insurance fund.  The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.  Recently the FDIC has passed a resolution to lower premiums.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

Gramm-Leach-Bliley Act.   The Gramm-Leach-Bliley Act adopted in November 1999 has been referred to as the most important banking bill in over 60 years.  The most significant provisions ratify new powers for banks and bank holding companies, especially in the areas of securities and insurance.  The Act also includes requirements regarding the privacy and protection of customer information held by financial institutions, as well as many other providers of financial services.  There are provisions providing for functional regulation of the various services provided by institutions among different regulators.  There are other provisions which limit the future expansion of unitary thrift holding companies which now prevent companies like Wal-Mart from owning a thrift institution.  Finally, among many other sections of the Act, there is some relief for small banks from the regulatory burden of the Community Reinvestment Act.  The regulatory agencies have been adopting many new regulations to implement the Act.

USA Patriot Act. On October 26, 2001, the President signed the USA PATRIOT Act of 2001 into law.  This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers.  The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as our banking and broker-dealer subsidiaries.  The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.  The Treasury Department is expected to issue a number of additional regulations which will further clarify the USA PATRIOT Act’s requirements.

The IMLAFA requires all “financial institutions,” as defined, to establish anti-money laundering compliance and due diligence programs no later than April 2002.  Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program.  The Bank has established anti-money laundering compliance and due diligence programs to comply with IMLAFA.

Capital Requirements.  The federal regulatory agencies use capital adequacy guidelines in their examination and regulation of banks.  If the capital falls below the minimum levels established by these guidelines, the Bank may (1) be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities, or (2) be subject to other regulatory restrictions or actions.

Banking organizations historically were required to maintain a minimum ratio of primary capital to total assets of 5.5%, and a minimum ratio of total capital to total assets of 6.0%.  The primary and total capital ratio requirements have been replaced by the adoption of risk-based and leverage capital requirements.

Risk-Based Capital Requirements

The FDIC adopted risk-based capital guidelines for banks effective after December 31, 1990.  The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.  The ratios are minimums.  The guidelines require all federally regulated banks to maintain a minimum risk-based total capital ratio of 8%, of which at least 4% must be Tier I capital (see the description of Tier I capital and Tier II capital below).

A banking organization’s qualifying total capital consists of two components:  Tier I capital (core capital) and Tier II capital (supplementary capital).  Tier I capital is an amount equal to the sum of:  (i) common shareholders’ equity (including adjustments for any surplus or deficit); (ii) non-cumulative perpetual preferred stock; and (iii) the company’s minority interests in the equity accounts of consolidated subsidiaries.  Intangible assets generally must be deducted from Tier I capital, subject to limited exceptions for goodwill arising from certain supervisory acquisitions.  Other intangible assets may be included in an amount up to 25% of Tier I capital, provided that the asset meets each of the following criteria:  (i) the asset must be able to be separated and sold apart from the banking organization or the bulk of its assets; (ii) the market value of the asset must be established on an annual basis through an identifiable stream of cash flows and there must be a high degree of certainty that the asset will hold this market value notwithstanding the future prospects of the banking organization; and (iii) the banking organization must demonstrate that a liquid market exists for the asset.  Intangible assets in excess of 25% of Tier I capital generally are deducted from a banking organization’s regulatory capital.  At least 50% of the banking organization’s total regulatory capital must consist of Tier I capital.

Tier II capital is an amount equal to the sum of (i) the allowance for possible credit losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) in an amount up to 50% of Tier I capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus.  The inclusion of the foregoing elements of Tier II capital are subject to certain requirements and limitations of the FDIC.

Investments in unconsolidated banking and finance subsidiaries, investments in securities subsidiaries and reciprocal holdings of capital instruments must be deducted from capital.  The federal banking regulators may require other deductions on a case-by-case basis.

Under the risk-weighted capital guidelines, balance sheets assets and certain off-balance sheet items, such as standby letters of credit, are assigned to one of four risk weight categories (0%, 20%, 50%, or 100%) according to the nature of the asset and its collateral or the identity of any obligor or guarantor.  For example, cash is assigned to the 0% risk category, while loans secured by one-to-four family residences are assigned to the 50% risk category.  The aggregate amount of such asset and off-balance sheet items in each risk category is adjusted by the risk weight assigned to that category to determine weighted values, which are added together to determine the total risk-weighted assets for the banking organization.  Accordingly, an asset, such as a commercial loan, which is assigned to a 100% risk category is included in risk-weighted assets at its nominal face value, whereas a loan secured by a single-family home mortgage is included at only 50% of its nominal face value.  The application ratios are equal to capital, as determined, divided by risk-weighted assets, as determined.

Leverage Capital Requirements

The FDIC has a regulation requiring certain banking organizations to maintain additional capital of 1% to 2% above a 3% minimum Tier I Leverage Capital Ratio (Tier I capital, less intangible assets, to total assets).  In order for an institution to operate at or near the minimum Tier I leverage capital requirement of 3%, the FDIC expects that such institution would have well-diversified risk, no undue rate risk exposure, excellent asset quality, high liquidity and good earnings.  In general, the Bank would have to be considered a strong banking organization, rated in the highest category under the bank rating system and have no significant plans for expansion.  Higher Tier I leverage capital ratios of up to 5% will generally be required if all of the above characteristics are not exhibited, or if the institution is undertaking expansion, seeking to engage in new activities, or otherwise faces unusual or abnormal risks.

The FDIC rule provides that institutions not in compliance with the regulation are expected to be operating in compliance with a capital plan or agreement with the regulator.  If they do not do so, they are deemed to be engaging in an unsafe and unsound practice and may be subject to enforcement action.  In addition, failure by an institution to maintain capital of at least 2% of assets constitutes an unsafe and unsound practice and may subject the institution to enforcement action.  An institution=s failure to maintain capital of at least 2% of assets constitutes an unsafe and unsound condition justifying termination of FDIC insurance.

Depositor Preference.  The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depositary institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the “liquidation or other resolution” of such an institution by any receiver.

Effect of Governmental Policies.  The Bank is affected by the policies of regulatory authorities, including the Federal Reserve System.  An important function of the Federal Reserve System is to regulate the national money supply.  Among the instruments of monetary policy used by the Federal Reserve are: purchases and sales of U.S. Government securities in the marketplace; changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve; and changes in the reserve requirements of depository institutions.  These instruments are effective in influencing economic and monetary growth, interest rate levels and inflation.

The monetary policies of the Federal Reserve System and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  Because of changing conditions in the national economy and in the money market, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank or whether the changing economic conditions will have a positive or negative effect on operations and earnings.

Bills are pending before the United States Congress and the Tennessee General Assembly which could affect the business of the Bank, and there are indications that other similar bills may be introduced in the future.  It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Bank may be affected thereby.

Investment Policy

The objective of the Bank’s investment policy is to invest funds not otherwise needed to meet the loan demand of its market area to earn the maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank’s loan demand and deposit structure.  In doing so, the Bank balances the market and credit risks against the potential investment return, makes investments compatible with the pledge requirements of the Bank’s deposits of public funds, maintains compliance with regulatory investment requirements, and assists the various public entities with their financing needs.  The asset liability and investment committee has full authority over the investment portfolio and makes decisions on purchases and sales of securities.  The entire portfolio, along with all investment transactions occurring since the previous Board of Director’s meeting, is reviewed by the Board at its next monthly meeting.  The investment policy allows portfolio holdings to include short-term securities purchased to provide the Bank’s needed liquidity and longer term securities purchased to generate level income for the Bank over periods of interest rate fluctuations.

Loan Policy

All lending activities of the Bank are under the direct supervision and control of the full Board of Directors and Douglas P. Archbold, Chief Credit Officer.  The Board of Directors enforces loan authorizations, decides on loans exceeding such limits, services all requests for officer credits to the extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending division.  The Bank’s established maximum loan volume to deposits is 100%. The loan portfolio consists primarily of real estate, commercial, farming and installment loans.  Commercial loans consist of either real estate loans or term loans.  Maturity of term loans is normally limited to five to seven years.  Conventional real estate loans may be made up to 85% of the appraised value or purchase cost of the real estate for no more than a thirty year term.  Installment loans are based on the earning capacity and vocational stability of the borrower.

The full Board makes a monthly review of loans which are 30 days or more past due and the full Board of Directors makes a monthly review of loans which are 45 days or more past due.

Management of the Bank periodically reviews the loan portfolio, particularly nonaccrual and renegotiated loans.  The review may result in a determination that a loan should be placed on a nonaccrual status for income recognition.  In addition, to the extent that management identifies potential losses in the loan portfolio, it reduces the book value of such loans, through charge-offs, to their estimated collectible value.  The Bank’s policy is that accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.  The Bank maintains a specific reserve for impaired loans.

When a loan is classified as nonaccrual, any unpaid interest is reversed against current income.  Interest is included in income thereafter only to the extent received in cash.  The loan remains in a nonaccrual classification until such time as the loan is brought current, when it may be returned to accrual classification.  When principal or interest on a nonaccrual loan is brought current, if in management’s opinion future payments are questionable, the loan would remain classified as nonaccrual.  After a nonaccrual or renegotiated loan is charged off, any subsequent payments of either interest or principal are applied first to any remaining balance outstanding, then to recoveries and lastly to income.

The Bank had no tax-exempt loans during the period ended December 31, 2004.  The Bank had no loans outstanding to foreign borrowers at December 31, 2004.

The Bank’s underwriting guidelines are applied to four major categories of loans, commercial and industrial, consumer, agricultural and real estate which includes residential, construction and development and certain other real estate loans.  The Bank requires its loan officers and Board to consider the borrower’s character, the borrower’s financial condition as reflected in current financial statements, the borrower’s management capability, the borrower’s industry and the economic environment in which the loan will be repaid.  Before approving a loan, the loan officer or Board must determine that the borrower is basically honest and creditworthy, determine that the borrower is a capable manager, understand the specific purpose of the loan, understand the source and plan of repayment, determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

Credit Risk Management and Reserve for Loan Losses

Credit risk and exposure to loss are inherent parts of the banking business.  Management seeks to manage and minimize these risks through its loan and investment policies and loan review procedures.  Management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk sensitive nature of the Bank.  The loan review procedures are set to monitor adherence to the established criteria and to ensure that on a continuing basis such standards are enforced and maintained.  Management’s objective in establishing lending and investment standards is to manage the risk of loss and provide for income generation through pricing policies.

The loan portfolio is regularly reviewed and management determines the amount of loans to be charged-off.  In addition, such factors as the Bank’s previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations and the overall quality of the loan portfolio are considered.  While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned.  Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available at the time of their examinations.  In addition, any loan or portion thereof which is classified as a “loss” by regulatory examiners is charged-off.

Capital Resources/Liquidity

Liquidity. Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities.  The Bank’s liquidity, represented by cash and cash due from banks, is a result of its operating, investing and financing activities.  In order to insure funds are available at all times, the Bank devotes resources to projecting on a monthly basis the amount of funds which will be required and maintains relationships with a diversified customer base so funds are accessible.  Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities.

The Bank has a formal liquidity policy whereby management considers several liquidity ratios on a monthly basis to determine the adequacy of liquidity.  In the opinion of management, its liquidity levels are considered adequate.   The Bank is subject to general FDIC guidelines which do not require a minimum level of liquidity.  Management believes its liquidity ratios meet or exceed these guidelines.  Management does not know of any trends or demands which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

Impact of Inflation and Changing Prices.  The financial statements and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation.  The impact of inflation on operations of the Bank is reflected in increased operating costs.  Unlike most industrial companies, virtually all of the assets and liabilities of the Bank are monetary in nature.  As a result, interest rates have a more significant impact on the Bank’s performance than the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses.  The objective of the Bank’s management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements.  This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs.  The primary measures used by management to monitor the results of these efforts are the ratios of average equity to average assets, average tangible equity to average tangible assets, and average equity to net loans.

The Federal Reserve Board has adopted capital guidelines governing the activities of bank holding companies.  These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk.  In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments.

The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II.  Under risk-based capital requirements, total capital consists of Tier I capital which is generally common stockholders’ equity less goodwill and Tier II capital which is primarily a portion of the allowance for loan losses and certain qualifying debt instruments.  In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets.  Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators.  The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital.  In 1990 regulators added a leveraged computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for banks and bank holding companies.  The bank regulators adopted regulations defining these five capital categories in September 1992.  Under these new regulations each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings.

The following table lists the five categories of capital and each of the minimum requirements for the three risk-based capital ratios.

	Total Risk-Based Capital Ratio	Tier I Risk-Based Capital Ratio	Leverage Ratio

Well-capitalized	10% or above	6% or above	5% or above

Adequately capitalized	8% or above	4% or above	4% or above

Undercapitalized	Less than 8%	Less than 4%	Less than 4%

Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

Critically undercapitalized	—	—	2% or less

ITEM 2.                                                     PROPERTIES

The main office of the Corporation is located at 3095 East Andrew Johnson Highway, Greeneville, Greene County, Tennessee, which is also the main office of the Bank.  This location is a 2.66 acre lot, on which there is a fully operational modular bank unit.  A full service branch banking office of the Bank is located at 506 Asheville

Highway, Greeneville, Greene County, Tennessee.  Both locations are centrally located and in high traffic/exposure areas.  Automatic teller machines and overnight “deposit drops” are positioned to serve the Bank’s clients.  Additional branches may be established as market opportunities surface.

ITEM 3.                                                     LEGAL PROCEEDINGS

To the best of the Corporation’s knowledge, there are no pending legal proceedings, other than routine litigation incidental to the business, to which the Corporation or the Bank is a party or of which any of the Corporation’s or the Bank’s property is the subject.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2004 through the solicitation of proxies or otherwise.

PART II

ITEM 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Corporation is not traded through an organized exchange nor is there a known active trading market. The number of shareholders of record at December 31, 2004 was 1,697. Holders of the Corporation’s common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available. Dividends will be affected by other factors including applicable government regulations and policies.  The following table shows the quarterly range of high and low sale prices for the Corporation’s stock during the fiscal years 2004 and 2003. All sale prices have been retroactively adjusted to reflect the effects of the stock split on April 25, 2003, and includes information regarding the sale of Bank common stock prior to the Share Exchange. These sale prices represent known transactions and do not necessarily represent all trading transactions for the periods.

Year		High	Low

2003:	First Quarter	$ 10.00	$ 8.00
	Second Quarter	$ 13.00	$ 10.00
	Third Quarter	$ 14.00	$ 12.00
	Fourth Quarter	$ 15.00	$ 13.33

2004:	First Quarter	$ 16.00	$ 15.00
	Second Quarter	$ 17.00	$ 16.00
	Third Quarter	$ 17.00	$ 15.00
	Fourth Quarter	$ 18.00	$ 15.66

Dividends

The payment of cash dividends is subject to the discretion of the Corporation’s Board of Directors and the Bank’s ability to pay dividends.  The Bank’s ability to pay dividends is restricted by applicable regulatory requirements. For more information on these restrictions, please see PART I, ITEM 1 “DESCRIPTION OF BUSINESS - Payment of Dividends”.  No assurances can be given that any dividend will be declared or, if declared, what the amount of such dividend would be or whether such dividends would continue in future periods.

Securities Authorized for Issuance Under Equity Compensation Plans

The Bank issued Stock Option agreements to certain officers and employees (“Options”), at various times beginning on July 16, 2001.  These Options were not approved by the shareholders, as such approval is not necessary for these non-qualified option agreements.  Upon consummation of the Share Exchange, the Corporation became party to these options issued by the Bank.

The following table reflects the number of shares to be issued upon the exercise of options granted under the Option agreements, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for issuance upon the exercise of authorized, not-yet-granted options as of December 31, 2004:

Plan Category	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)	# of Equity Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders	246,125	$ 5.06	74,200
Total	246,125	$ 5.06	74,200

The maximum number of shares of the Corporation’s common stock available for issuance pursuant to stock options is 375,000 shares.  As of December 31, 2004 the maximum number of shares available for future stock option grants is 74,200 shares.  The option exercise price is equal to the fair market value of the Corporation’s common stock at the date of the grant.  The options expire on the tenth anniversary of the date of the option.  The options vest in 20% increments on each of the first five anniversary dates of the specific option.  Proceeds received by the Corporation from exercises of the stock options are credited to common stock and additional paid-in capital.

Recent Sales of Unregistered Securities

In July 2001, the Bank issued 750,000 shares of its common stock in an initial offering.  This sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3.  Since its initial offering, neither the Bank or the Corporation has sold any additional shares of its common stock, except as follows:

•                  On December 31, 2002, J. Robert Grubbs, exercised the option to purchase 30,000 shares of common stock at an exercise price of $3.33 per share.  On December 31, 2003, J. Robert Grubbs, Don Waddell and Julia Hawk exercised the option to purchase 3,175, 4,500 and 3,000 shares of common stock at an exercise price of $3.33 per share, respectively.  On December 31, 2004, Don Waddell, Julia Hawk and Eric Scott exercised the option to purchase 2,000, 3,000 and 6,000 shares of common stock at an exercise price of $3.33 per share, respectively.  The Corporation relied on the exemption provided by Section 4(2) of the Securities Act of 1933 for each of these transactions.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The Corporation made no repurchases of its equity securities, and no Affiliated Purchasers (as defined in Rule 10b - 18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of the Corporation’s equity securities during the fourth quarter of the fiscal year ended December 31, 2004.

ITEM 6.                                                     SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2004, 2003, 2002, and 2001 should be read in conjunction with the financial statements included in Item 8:

	2004	2003	2002	2001

Income Statement Data:
Total interest income	$5,498,717	$4,308,390	$2,598,782	$658,849
Total interest expense	1,576,080	1,216,359	790,959	222,539
Net interest income	3,922,637	3,092,031	1,807,823	436,310
Provision for loan losses	(615,251)	(956,609)	(315,620)	(136,004)
Net interest income after provision for loan losses	3,307,386	2,135,422	1,492,203	300,306
Noninterest income:
Other income	531,677	612,465	461,892	122,084
Noninterest expenses	(3,107,363)	(2,404,681)	(1,823,986)	(1,761,303)
Income before income taxes	731,700	343,206	130,109	(1,338,913)
Income tax expense	(227,555)	(89,704)	510,006	—
Net income (loss)	$504,145	$253,502	$640,115	$(1,338,913)

Per Share Data: (1)
Net income (loss), basic	$0.22	$0.11	$0.28	$(1.79)
Net income (loss), assuming dissolution	$0.21	$0.11	$0.28	$(1.79)
Dividends declared	N/A	N/A	N/A	N/A
Book value	$3.36	$3.14	$3.03	$2.74

Financial Condition Data:
Total assets	$91,174,368	$85,075,150	$53,045,438	$24,617,801
Loans, net	$72,355,286	$68,539,235	$42,293,917	$17,857,395
Federal Home Loan Bank stock	$226,500	$171,700	$134,300	$—
Federal funds sold	$7,619,619	$7,244,455	$5,579,365	$2,813,875
Deposits	$78,387,227	$73,461,766	$43,269,854	$18,307,070
Federal Home Loan Bank - advances	$4,359,346	$4,254,106	$2,672,000	$—
Stockholder’s equity	$7,743,097	$7,207,287	$6,901,202	$6,161,087

Selected Ratios:
Interest rate spread	4.40%	4.55%	4.59%	3.24%
Net yield on interest-earning assets	4.61%	4.85%	4.99%	3.75%
Return on average assets	0.55%	0.37%	1.62%	(10.31)%
Return on average equity	6.60%	3.51%	10.33%	(49.15)%
Average equity to average assets	8.37%	10.64%	15.64%	20.98%
Dividend payout ratio	N/A	N/A	N/A	N/A
Ratio of nonperforming assets to total assets	0.59%	0.10%	0.00%	0.00%
Ratio of allowance for loan losses to nonperforming assets	300.79%	1,626.14%	N/A	N/A
Ratio of allowance for loan losses to total loans, net of unearned income	2.17%	1.93%	1.25%	1.25%

(1) Amounts have been restated to reflect the effect of the Company’s three-for-one stock split effected April 25, 2003.

ITEM 7.                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2004, 2003 and 2002.  The discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in order to obtain a better understanding of the information contained in the financial statements.  The discussions contained herein are for the consolidated entity BG Financial Group, Inc. (the “Corporation”) and its wholly-owned subsidiary Bank of Greeneville (the “Bank”) collectively referred to herein as the “Company”.  As discussed in the Footnote 1 to the financial statements the financial condition and results of operations for the year ended December 31, 2004 are for the Corporation and the Bank as a consolidated entity and the financial condition and results of operations for the years ended December 31, 2003 and 2002 are for the Bank only.

Overview

The Company’s net income increased to $504,145 in 2004 from $253,502 in 2003.  This represents a 98.9% increase.  The Company’s rapid growth from its inception has had a material impact on the financial condition and results of operations.

Management believes that a rising interest rate environment, which appears to be more likely than a falling or steady rate environment, should result in greater net interest income for the Company.  As of December 31, 2004 approximately 62% of the Company’s loans are adjustable rate loans that reprice with prime rate increases.  The Company believes that we will continue to place our emphasis on making adjustable rate loans to better match corresponding rising costs of funds.

Impact of inflation

The financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

Critical Accounting Estimates

The Company follows generally accepted accounting principles that are recognized in the United States, along with general practices within the banking industry.  In connection with the application of those principles and practices, we have made judgments and estimates which, in the case of our allowance for loan and lease losses (ALLL), are material to the determination of our financial position and results of operation.

Recent Accounting Pronouncements

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments.  Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding.  SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing.  SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. Its adoption did not have a material impact on the consolidated financial position or results of operations of the Company.

In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss.  An investment is considered impaired if the fair value of the investment is less than its cost.  Generally, an impairment is considered other-than temporary unless:  (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary.  If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value.  The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004.  However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance.  Due to the recognition and measurement provisions being suspended and the final rule delayed, the Company is not able to determine whether the adoption of these new provisions will have a material impact on the consolidated financial position or results of income.

Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-03) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations.  The SOP does not apply to loans originated by the entity.  The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.  Early adoption is encouraged.  Specific transition guidance applies to certain loans that currently are within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans.  Its adoption is not expected to have material impact on the consolidated financial position or results of operations of the Company.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation.  This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income.  The revised statement is effective as of the first interim period beginning after June 15, 2005.  The Company is currently evaluating the provisions of SFAS No. 123R and will adopt it on July 1, 2005 as required.

Forward-Looking Statements

Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws.  Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  The use of such words as “expect,” “anticipate,” “forecast,” and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, and other risks that cannot be accurately quantified or completely identified.  Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted.  Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period.  The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results.  The Company is unable to predict the types of circumstances, conditions and factors that can cause anticipated results to change.  The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

Results of Operations

The Company had net income of $504,145 for the year ended December 31, 2004 or $.22 per share compared to $253,502 or $.11 per share and $640,115 or $.28 per share for the years ended December 31, 2003 and 2002 respectively.

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Interest income for 2004 was $5,498,717 compared to $4,308,390 and $2,598,782 in 2003 and 2002 respectively.  Total interest expense was $1,576,080 in 2004 compared to $1,216,359 and $790,959 in 2003 and 2002 respectively.  Average earning assets increased from $36 million in 2002 to $64 million in 2003 (78%) and to $85 million in 2004 (33%).  Average interest-bearing deposits increased from $31 million in 2002 to $55 million in 2003 (77%) and to $77 million (40%) in 2004.

Provision for Possible Loan Losses

The provision for loan losses represents a charge to operations necessary to establish an allowance for possible loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The allowance for loan losses in 2004 was $1,607,559 as compared to $1,350,266 and $533,819 for the years 2003 and 2002 respectively.  Total loans written off, net of recoveries, in 2004 totaled $357,958 compared to $140,162 and $7,825 in 2003 and 2002 respectively.  Management believes the allowance for possible loan losses at December 31, 2004 to be adequate.

Provisions for Income Taxes

Due to the Company’s bank subsidiary’s loss in 2001, there was no income tax expense incurred.  Therefore a valuation allowance relating to the net deferred tax asset was necessary.  In 2002, 2003 and 2004, the Company posted pre-tax income of $130,109, $343,206 and $731,700 respectfully; causing management to believe that it is more likely than not that it will generate future taxable income to utilize its net deferred tax asset.   As a result, the valuation allowance was eliminated and a net deferred tax asset was recorded for the deductible temporary differences and carryforwards that are expected to be available to reduce future taxable income.

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for 2004 was $531,677 compared to $612,465 and $461,892 in 2003 and 2002 respectively.  The main reasons for the decrease were the decrease in mortgage banking activities (origination and sale of 1-4 family loans), and the decrease in service charges on deposits. Management projects that other fees and commissions and service charges will increase in 2005 due to the growth of the Company.

Noninterest Expense

Noninterest expenses totaled $3,107,363 in 2004 compared to $2,404,681 and $1,823,986 in 2003 and 2002 respectively, and consisted of employee costs, occupancy expense and other operating expenses.  Salaries and employee benefits (which increased from $989,145 in 2002 to $1,290,696 in 2003 and to $1,529,482 in 2004) along with all other noninterest expense categories increased.

Financial Condition

Total assets at December 31, 2004, were $91,174,368, an increase of $6,099,218 or 7.2% over 2003 year end assets of $85,075,150.  Total assets for the 2002 year end were $53,045,438.  Deposits increased to $78,387,227 at December 31, 2004, an increase of $4,925,461 or 6.70% from $73,461,766 at December 31, 2003.  Total deposits for the year end 2002 were $43,269,854.  The increased deposits were used for funding growth in the loan portfolio for the most part. Loans increased by $4,073,344, or 5.83%, to $73,962,845 at year end 2004, from $69,889,501 at year-end 2003. Total loans for the year end 2002 were $42,827,736.   Securities were $226,500 at December 31, 2004 compared to $171,700 at December 31, 2003.  Securities were $134,300 at year end 2002.

The Company places an emphasis on an integrated approach to its balance sheet management.  Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below.

Loans

Loans outstanding totaled $73,962,845 at December 31, 2004 compared to $69,889,501 and $42,827,736 at December 31, 2003 and 2002 respectively.  Commercial real estate loan growth increased $6,076,667 while other commercial loans decreased $3,123,031 during 2004.

The types of loans at December 31, 2004 are Installment ($5,522,402), Commercial ($20,927,959), Commercial Real Estate ($31,560,010), and Mortgage ($15,952,474).

Management feels the overall quality of loans remains solid.  In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection.  At December 31, 2004, total loans 90 days or more past due and still accruing interest were $13,109 while total loans 90 days or more past due and in non-accrual status equaled $534,442.

Securities

Federal Home Loan Bank (FHLB) stock at December 31, 2004 had an amortized cost of $226,500 and a market value of $226,500 as compared to an amortized cost of $171,700 and a market value of $171,700 at December 31. 2003. The amortized cost and market value of the FHLB stock for the year end 2002 were $134,300. As a member of the Federal Home Loan Bank, the Company is required to maintain stock in an amount equal to 0.15% of total assets.  Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Deposits

Total deposits, which are the principal source of funds for the Company, were $78,387,227 at December 31, 2004 compared to $73,461,766 and $43,269,854 at December 31, 2003 and 2002 respectively.  The increase of $4,925,461 from year end 2003 to year end 2004 represents an increase of 6.70%.  The Company has targeted local consumers, professional and commercial businesses as its central clientele, therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.   The Company established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans.  At December 31, 2004, 2003 and 2002 the Company had outstanding advances of $4,359,346, $4,254,106 and $2,672,000, respectfully, at the Federal Home Loan Bank.

Liquidity

At December 31, 2004, the Company had liquid assets of $13.4 million in the form of cash, federal funds sold and Federal Home Loan Bank Stock available for sale compared to $12.5 million and $7.4 million on December 31, 2003 and 2002 respectively.  Management believes that the liquid assets are adequate at December 31, 2004. Additional liquidity will be provided by the growth in deposit accounts and loan repayments.  The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide an additional credit line if necessary.  Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Company’s short term or long term liquidity.

Capital

Total shareholders’ equity at December 31, 2004 was $7,743,097, an increase of $535,810 from $7,207,287 at December 31, 2003, due to a profit of $504,145 for the year and the exercise of 11,000 shares of common stock options to key officers of the Company.  Common stock increased $3,667 and surplus $32,997 from the foregoing sale of common stock.  The total capital for the year end 2002 was $6,901,202.

At December 31, 2004, capital ratios were in excess of the regulatory minimums with the Company’s Tier 1, total risk-based and leverage ratio.

The Company’s actual capital amounts and ratios are as follows:

								To Be Well
								Capitalized Under
				For Capital				Prompt Corrective
	Actual			Adequacy Purposes				Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio

As of December 31, 2004 (in Thousands)
Tier 1 Capital (To Average assets):
Consolidated	$7,743	8.55%	>	$3,621	>	4.0	>	N/A		N/A
Bank of Greeneville	$7,690	8.50%	>	$3,620	>	4.0	>	$4,525	>	5.0
Tier 1 Capital (To Risk Weighted Assets):
Consolidated	$7,743	9.90%	>	$3,129	>	4.0	>	N/A		N/A
Bank of Greeneville	$7,690	10.00%	>	$3,076	>	4.0	>	$4,614	>	6.0
Total Capital (To Risk Weighted Assets):
Consolidated	$8,713	11.14%	>	$6,258	>	8.0	>	N/A		N/A
Bank of Greeneville	$8,659	11.26%	>	$6,152	>	8.0	>	$7,691	>	10.0

								To Be Well
								Capitalized Under
				For Capital				Prompt Corrective
	Actual			Adequacy Purposes				Action Provisions
As of December 31, 2003 (in Thousands)
Tier 1 Capital (To Average assets):
Bank of Greeneville	$7,207	8.9%	>	$3,246	>	4.0%	>	$4,057	>	5.0%
Tier 1 Capital (To Risk Weighted Assets):
Bank of Greeneville	$7,207	10.2%	>	$2,821	>	4.0%	>	$4,231	>	6.0%
Total Capital (To Risk Weighted Assets):
Bank of Greeneville	$8,094	11.5%	>	$5,642	>	8.07%	>	$7,052	>	10.0%

As of December 31, 2002 (in Thousands)
Total Capital (To Risk Weighted Assets):
Bank of Greeneville	$7,429	13.8%	>	$4,311		8.0%	>	$5,389	>	10.0%
Tier 1 Capital (To Risk Weighted Assets):
Bank of Greeneville	$6,896	12.8%	>	$2,155	>	4.0%	>	$3,233	>	6.0%
Tier 1 Capital (To Average assets):
Bank of Greeneville	$6,896	14.4%	>	$1,917	>	4.0%	>	$2,397	>	5.0%

Liability and Asset Management

The Company’s Asset/Liability Committee (“ALCO”) actively measures and manages interest rate risk using a process developed by the Company.  The ALCO is also responsible for implementing the Company’s asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing the Company’s interest rate sensitivity position.

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

At December 31, 2004, approximately 62% of the Company’s gross loans had adjustable rates.  Based on the asset/liability modeling management believes that these loans reprice at a faster pace than liabilities held at the Company.  Because the majority of the institutions liabilities are 12 months and under and the gap in repricing is asset sensitive management believes that a rising rate environment would have a positive impact on the Company’s net interest margin.  Floors in the majority of the Company’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at December 31, 2004, had outstanding unused lines of credit and standby letters of credit that totaled $7,688,771.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate Federal funds sold or, on a short-term basis, to purchase Federal funds from other banks and to borrow from the Federal Home Loan Bank.  At December 31, 2004, the Company had established with correspondent banks the ability to purchase Federal funds if needed.

I.                     AVERAGE BALANCE SHEETS, NET INTEREST REVENUE AND CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table shows the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for each of the years in the two-year period ended December 31, 2004.  The table is presented on taxable equivalent basis, if applicable.

	2004			2003
			Average			Average
	Average		Yields/	Average		Yields/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:

Interest-earning assets:

Loans	$75,435,264	$5,376,509	7.13%	$55,221,961	$4,219,597	7.64%
FHLB stock	205,821	8,578	4.17%	156,423	6,554	4.19%
Deposits	1,857,123	19,943	1.07%	1,793,598	11,859	0.66%
Federal funds sold	7,588,098	93,687	1.23%	6,624,339	70,380	1.06%

Total interest-earning assets	85,086,306	5,498,717	6.46%	63,796,321	4,308,390	6.75%

Cash and due from banks	2,961,599			1,321,609
Other assets	4,679,699			3,459,424
Allowance for loan losses	(1,442,234)			(680,604)

Total Assets	$91,285,370			$67,896,750

Liabilities and Stockholder’s Equity:

Interest-bearing liabilities:

Demand deposits	$9,686,964	$102,811	1.06%	$8,172,388	$102,315	1.25%
Savings deposits	4,516,184	45,658	1.01%	2,926,223	32,695	1.12%
Other time deposits	58,014,179	1,282,098	2.21%	40,722,054	953,591	2.34%
FHLB advances	4,409,274	145,513	3.30%	3,572,259	127,758	3.58%

Total interest-bearing liabilities	76,626,601	1,576,080	2.06%	55,392,924	1,216,359	2.20%

Non-interest bearing demand deposits	6,643,265			5,152,032
Other liabilities	378,163			130,233
Stockholder’s equity	7,637,341			7,221,561

Total liabilities and stockholder’s equity
	$91,285,370			$67,896,750

Net interest earnings		$3,922,637			$3,092,031

Net interest spread			4.40%			4.55%

Net interest margin			4.61%			4.85%

Note:  Average loan balances include nonaccrual loans.  Interest income collected on nonaccrual loans has been included.

The net interest margin for 2004 was 4.61% compared to a net interest margin of 4.85% for the same period in 2003, a decrease of 24 basis points.  The net change in the net interest margin is due to the rapid growth in interest-bearing liabilities.  The net interest margin for 2002 was 4.98%, compared to the 4.85% margin in 2003, a decrease of 13 basis points.  The net change in the net interest margin was not as significant between these two periods because the net decrease in the yield on interest-earning assets between the two periods was 40 basis points compared to the net decrease in the rate paid on interest-bearing liabilities of 38 basis points.  Other matters related to the changes in net interest income, net yields and rate, and net interest margin are presented below:

•                  Our loan yields decreased from 2003 to 2004.  For asset/liability management purposes, we have emphasized variable rate loans since our inception such that approximately 62.0% of our loans are variable rate loans at December 31, 2004 compared to 61.0% at December 31, 2003 and 67.0% at December 31, 2002.  Variable rate loans generally have lower yields than do fixed rate loans, but better match the cost of funds in a rising rate environment.

•                  During 2004, we were able to increase our funding base significantly. The average balances of noninterest bearing deposits increased by $1,491,233 or 28.9%, while interest bearing deposits increased by $21,233,677 or 38.3%.  Rates began to increase in late 2004 such that we anticipate a more rapid increase in funding rates on interest bearing deposits in 2005.

Net interest income increased by $830,606 between the years ended December 31, 2004 and 2003 and by $1,284,208 between the years ended December 31, 2003 and 2002.  The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes:

	2004 Compared to 2003			2003 Compared to 2002
	Increase (Decrease) due to			Increase (Decrease) due to
	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets:

Loans	$(387,384)	$1,544,296	$1,156,912	$(292,025)	$1,999,384	$1,707,359
FHLB stock	(46)	2,070	2,024	(782)	6,308	5,526
Deposits	7,665	419	8,084	10,427	1,356	11,783
Federal funds sold	13,091	10,216	23,307	(33,432)	18,372	(15,060)

Total interest-earning assets	(366,674)	1,557,001	1,190,327	(315,812)	2,025,420	1,709,608

Interest-bearing liabilities:

Demand deposits	(18,436)	18,932	496	(37,090)	11,484	(25,606)
Savings deposits	(4,845)	17,808	12,963	(16,711)	19,503	2,792
Other time deposits	(76,129)	404,636	328,507	(256,386)	576,980	320,594
FHLB advances	(12,210)	29,965	17,755	122,396	5,224	127,620

Total interest-bearing liabilities	(111,620)	471,341	359,721	(187,791)	613,191	425,400

Net interest income	$(255,054)	$1,085,660	$830,606	$(128,021)	$1,412,229	$1,284,208

Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid.  Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding.  The rate change is the difference between the net change and the volume change.

II.            INVESTMENT PORTFOLIO

The Company had no investments as of December 31, 2004 and 2003.

III.           LOAN PORTFOLIO

A.            Loan Types.

The following schedule details the loans of the Company at December 31, 2004 and 2003:

	December 31	December 31
	2004	2003

Consumer installment	$5,522,402	$6,011,006
Commercial	20,874,591	23,967,041
Commercial real estate	31,560,010	25,483,343
Residential mortgage	15,952,474	14,344,162
Overdrafts	53,368	83,949
	73,962,845	69,889,501
Deduct:
Allowance for possible loan losses	1,607,559	1,350,266

Loans, net	$72,355,286	$68,539,235

B.            Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivities to interest rate changes for loans as of December 31, 2004:

	Within 1 year	1 to 5 years	Over 5 years	Total

Uses of Funds:

Loans
Installment	$1,589,019	$3,598,002	$335,381	$5,522,402
Commercial	4,545,677	15,958,798	370,117	20,874,592
Commercial real estate	8,664,800	21,455,867	1,439,343	31,560,010
Mortgage	4,407,439	8,014,112	3,530,923	15,952,474
Overdrafts	53,367	—	—	53,367

Total Loans	19,260,302	49,026,779	5,675,764	73,962,845

FHLB stock	226,500	—	—	226,500
Deposits	1,724,972	—	—	1,724,972
Federal funds sold	7,619,619	—	—	7,619,619

Total earning assets	$28,831,393	$49,026,779	$5,675,764	$83,533,936

Sources of funds:

Deposits:
Interest bearing Money market, interest checking and savings	$16,046,823	$—	$—	$16,046,823
Time deposits	51,214,067	4,370,343	—	55,584,410

Total Deposits	67,260,890	4,370,343	—	71,631,233

Borrowings	—	3,633,232	726,114	4,359,346

Total interest-bearing liabilities	$67,260,890	$8,003,575	$726,114	$75,990,579

Net repricing gap	$(38,429,497)	$(41,023,204)	$4,949,650	$7,543,357

Rate sensitivity gap:

Net repricing gap as a percentage of total earning assets	(46.00)%	(49.11)%	5.92%	9.03%
Cumulative Gap	$(38,429,497)	$2,593,707	$7,543,357

Cumulative gap as a percentage of total earning assets	(46.00)%	3.11%	9.03%

Rate Risk:

Loans with fixed rates	$6,431,250	$20,355,076	$1,428,109	$28,214,435

Loans with variable/adjusted rate	12,829,052	28,671,703	4,247,655	45,748,410

	$19,260,302	$49,026,779	$5,675,764	$73,962,845

C.            Risk Elements

The following table presents information regarding nonaccrual, past due and restructured  loans at December 31, 2004 and 2003:

	2004	2003
Loans accounted for on a non-accrual basis:
Number	12	1
Amount	$534,442	$83,035
Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal or interest payments:
Number	3	3
Amount	$13,109	$46,323
Loans defined as “troubled debt restructurings”
Number	—	—
Amount	$—	$—

Accrual of interest is discontinued on a loan when management of the Company determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

There are no other loans which are not disclosed above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

IV.           SUMMARY OF LOAN LOSS EXPERIENCE

The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2004 and 2003:

	December 31
	2004	2003

Balance at beginning of year	$1,350,266	$533,819

Provision charged to expense	615,251	956,609

Charge offs:
Installment loans	(82,166)	(17,066)
Commercial	(373,645)	(103,427)
Mortgage	(45,968)	(11,773)
Overdrafts	—	(14,901)

Total Charge Offs	(501,779)	(147,167)

Recoveries:

Installment loans	$39,450	$7,005
Commercial	77,486	—
Mortgage	26,885	—

Total Loan Recoveries	143,821	7,005

Net Charge Offs	(357,958)	(140,162)

Balance at end of year	$1,607,559	$1,350,266

Ratio of net charge offs during the period to average loans outstanding during the period	0.47%	0.25%

Allowance for loan losses as a percent of year end loans	2.17%	1.93%

At December 31, 2004 and 2003, the allowance for loan losses were allocated as follows:

	December 31, 2004		December 31, 2003
		Percentage of loan		Percentage of loan
		in each category		in each category
	Amount	to total loans	Amount	to total loans

Installment	$120,604	7.50%	$116,133	8.60%
Commercial	380,275	23.66%	463,044	34.29%
Commercial real estate	741,958	46.15%	492,339	36.46%
Mortgage	350,074	21.78%	277,130	20.53%
Overdrafts	14,648	0.91%	1,620	0.12%

	$1,607,559	100.00%	$1,350,266	100.00%

Nonaccrual and Past Due Loans:

	2004	2003
Principal:
Nonaccruing loans	$534,442	$83,035
Loans past due 90 days or more and still accruing	13,109	46,323
	$547,551	$129,358

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

V.            DEPOSITS

The average amounts and average interest rates for deposits for 2004 and 2003 are detailed in the following schedule:

	Years Ended December 31,
	2004		2003
Deposit Category	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid

Noninterest-bearing demand	$6,643,265	N/A	$5,152,032	N/A
NOW deposits	9,686,964	1.06%	8,172,388	1.25%
Savings deposits	4,516,184	1.01%	2,926,223	1.12%
Time deposits	58,014,179	2.21%	40,722,054	2.34%

The following schedule details the amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2004:

Certificates of Deposit

3 months or less	$100,816
3-6 months	503,000
6-12 months	1,904,549
Over 12 months	2,232,042

Total	$4,740,407

VI.           RETURN ON EQUITY AND ASSETS

Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

	Year Ended December 31,
	2004	2003

Return on average assets	.55%	.37%
Return on average equity	6.60%	3.51%
Average equity to average assets ratio	8.37%	10.64%
Dividend payout ratio	N/A	N/A

VII.          SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances:

Pursuant to collateral agreements with Federal Home Loan Bank (FHLB), the advances are collateralized by specific first mortgage loans.  The FHLB’s required unpaid principal balance of eligible mortgages was $6,198,317 and $5,607,632 at December 31, 2004 and 2003, respectively.  The advances at December 31, 2004 and 2003, have the maturity dates as follows:

Maturity Date	Interest Rate	December 31, 2004

07/07/06	3.07%	$1,600,000
08/04/06	2.99	100,000
03/01/07	2.91	265,313
12/01/07	3.11	25,978
12/01/07	3.83	520,490
12/20/07	3.60	30,000
01/01/08	3.50	17,989
05/01/08	2.64	63,892
06/01/08	3.28	782,534
08/01/08	2.85	44,126
08/01/08	2.99	69,609
11/01/08	3.54	113,301
04/01/10	3.56	726,114
		$4,359,346

Maturity Date	Interest Rate	December 31, 2003

07/07/06	3.07%	$1,600,000
08/04/06	2.99	100,000
12/01/07	3.11	34,114
12/01/07	3.83	550,814
12/20/07	3.60	30,000
01/01/08	3.50	19,055
05/01/08	2.64	82,592
06/01/08	3.28	827,879
08/01/08	2.85	48,552
08/01/08	2.99	73,672
11/01/08	3.54	119,494
04/01/10	3.56	767,934

		$4,254,106

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth on pages 16 through 30 of Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS is incorporated herein by reference.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of Independent Accountants, Consolidated Financial Statements and supplementary data required by Item 8 are set forth on pages F-1 through F-29 of this Report and are incorporated herein by reference.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES

a)             Evaluation of Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures, as defined in Rule 13a-15(a) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Office and Chief Financial Officer. The Corporation carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure control and procedures were effective.

b)            Changes in Internal Controls and Procedures. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.                                            OTHER INFORMATION

None.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our directors and executive officers will be contained in a definitive Proxy Statement involving the election of directors at the annual meeting of shareholders to be held May 24, 2005, and such information is incorporated herein by reference.

ITEM 11.                                              EXECUTIVE COMPENSATION

Information relating to executive compensation will be contained in the Proxy Statement referred to above in Item 10, and such information is incorporated herein by reference.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management will be contained in the Proxy Statement referred to above in Item 10, and such information is incorporated herein by reference.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to above in Item 10, and such information is incorporated herein by reference.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the principal accountant fees and services will be contained in the Proxy Statement referred to above in Item 10, and such information is incorporated herein by reference.

PART IV

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements:

(2)           Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(3)           Exhibits:

Exhibit No.	Description

3.1*	Charter of BG Financial Group, Inc.
3.2*	Bylaws of BG Financial Group, Inc.
10.1*	Share Exchange Agreement between BG Financial Group, Inc. and Bank of Greeneville, effective January 23, 2004
10.2**	Stock Option Agreement between Bank of Greeneville and J. Robert Grubbs
10.3**	Stock Option Agreement between Bank of Greeneville and T. Don Waddell
10.4**	Purchase and Assumption Agreement between Bank of Greeneville and First Community Bank of East Tennessee, dated July 6, 2001;
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to a Form 8-K filed by BG Financial Group, Inc. with the Commission on May 21, 2004.

**  Previously filed as an exhibit to Bank of Greeneville’s Registration Statement on Form 10-SB, as filed with the Federal Deposit Insurance Corporation on April 27, 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BG FINANCIAL GROUP, INC.

By:	/s/ J. Robert Grubbs
J. Robert Grubbs, President and Chief
Executive Officer

Date:	April 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as directors.

By:	/s/ Don E. Claiborne	By:	/s/ William J. Smead
	Don E. Claiborne		William J. Smead

Date:	April 14, 2005	Date:	April 14, 2005

By:	/s/ J. Robert Grubbs	By:	/s/ Wendy C. Warner
	J. Robert Grubbs		Wendy C. Warner

Date:	April 14, 2005	Date:	Aril 14, 2005

By:	/s/ Leonard B. Lawson	By:	/s/ Roger A. Woolsey
	Leonard B. Lawson		Roger A. Woolsey

Date:	April 14, 2005	Date:	April 14, 2005

BG FINANCIAL GROUP, INC. AND SUBSIDIARY (2004)

AND BANK OF GREENEVILLE (2003) AND (2002)

Greeneville, Tennessee

AUDITED FINANCIAL STATEMENTS

December 31, 2004 and 2003

One Perkins Place, 525 Portland Street Knoxville, TN 37919 (p) (865) 673-0844 (f) (865) 673-0173 (w) www.pyapc.com

INDEPENDENT AUDITOR’S REPORT

To the Boards of Directors of
BG Financial Group, Inc. and Subsidiary:

We have audited the accompanying consolidated statements of financial condition of BG Financial Group, Inc. and Subsidiary (the Bank) as of December 31, 2004 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Bank’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The financial statements of the Bank of Greeneville for the year ended December 31, 2003 and 2002 were audited by other auditors whose report dated March 3, 2004 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Bank’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BG Financial Group, Inc. and Subsidiary as of December 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Pershing Yoakley & Associates

Knoxville, Tennessee

March 4, 2005

A T L A N T A	•	C H A R L O T T E	•	K N O X V I L L E	•	T A M P A B A Y

BG FINANCIAL GROUP, INC. AND SUBSIDIARY (2004)

AND BANK OF GREENEVILLE (2003) AND (2002)

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2004 and 2003

	2004	2003
ASSETS

Cash and due from banks	$5,538,897	$5,054,515
Federal funds sold	7,619,619	7,244,455
Cash and cash equivalents	13,158,516	12,298,970
Federal Home Loan Bank stock, at cost	226,500	171,700
Loans, net of allowance for loan losses of $1,607,559 in 2004 and $1,350,266 in 2003	72,355,286	68,539,235
Premises and equipment, net	3,895,500	2,763,153
Accrued income receivable	389,308	387,258
Deferred tax benefit	601,307	603,177
Foreclosed assets	489,649	184,127
Other assets	58,302	127,530
Total Assets	$91,174,368	$85,075,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$6,755,994	$6,193,162
Interest-bearing
Money market, interest checking and savings	16,046,823	11,840,876
Time deposits	55,584,410	55,427,728
Total Deposits	78,387,227	73,461,766
Accrued interest	202,564	54,721
Other liabilities	482,134	97,270
Federal Home Loan Bank advances	4,359,346	4,254,106
Total Liabilities	83,431,271	77,867,863

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,306,775 shares in 2004; 2,295,775 shares in 2003	768,925	765,258
Additional paid-in capital	6,920,322	6,887,325
Retained earnings (accumulated deficit)	53,850	(445,296)
Total Stockholders’ Equity	7,743,097	7,207,287
Total Liabilities and Stockholders’ Equity	$91,174,368	$85,075,150

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY (2004)

AND BANK OF GREENEVILLE (2003) AND (2002)

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002

Interest and dividend income:
Loans, including fees	$5,376,509	$4,219,597	$2,512,238
Dividends on Federal Home Loan Bank stock	8,578	6,554	1,104
Federal funds sold and other	113,630	82,239	85,440
Total interest and dividend income	5,498,717	4,308,390	2,598,782

Interest expense:
Deposits	1,430,567	1,088,601	790,821
Borrowed funds	145,513	127,758	138

Total interest expense	1,576,080	1,216,359	790,959
Net interest income before provision for loan losses	3,922,637	3,092,031	1,807,823

Provision for loan losses	615,251	956,609	315,620
Net interest income after provision for loan losses	3,307,386	2,135,422	1,492,203

Noninterest income:
Service charges on deposit accounts	272,611	296,020	202,538
Fees from origination of mortgage loans	127,417	154,767	124,866
Investment sales commissions	97,313	97,178	97,256
Other	34,336	64,500	37,232
Total noninterest income	531,677	612,465	461,892

Noninterest expenses:
Compensation and benefits	1,529,482	1,290,696	989,145
Occupancy expenses	400,454	294,491	263,013
Marketing	170,741	89,348	65,923
Data processing	191,748	148,156	114,041
Other operating expenses	814,938	581,990	391,864
Total noninterest expense	3,107,363	2,404,681	1,823,986
Income before income taxes	731,700	343,206	130,109

Income tax expense (benefit)	227,555	89,704	(510,006)

Net income	$504,145	$253,502	$640,115

Per share information:
Basic net income per common share	$0.22	$0.11	$0.28
Diluted net income per common share	$0.21	$0.11	$0.28
Weighted average basic shares outstanding	2,299,656	2,286,844	2,250,411
Weighted average diluted shares outstanding	2,382,873	2,333,507	2,274,390

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY (2004)

AND BANK OF GREENEVILLE (2003) AND (2002)

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003, and 2002

				Retained	Accumulated
	Number		Additional	Earnings	Other
	of	Common	Paid-In	(Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit)	Income (Loss)	Total

Balance, December 31, 2001	2,250,000	$750,000	$6,750,000	$(1,338,913)	$—	$6,161,087
Comprehensive income:
Net income		—	—	640,115	—	640,115

Total comprehensive income						640,115

Issuance of 30,000 shares of common stock under stock option plan	30,000	10,000	90,000	—	—	100,000

Balance, December 31, 2002	2,280,000	760,000	6,840,000	(698,798)	—	6,901,202
Comprehensive income:
Net income		—	—	253,502	—	253,502

Total comprehensive income						253,502

Issuance of 15,775 shares of common stock under stock option plan	15,775	5,258	47,325	—	—	52,583

Balance, December 31, 2003	2,295,775	765,258	6,887,325	(445,296)		7,207,287

Effect of the Plan of Share Exchange and consolidation of Bank of Greeneville into BG Financial Group, Inc.		—	—	(4,999)	—	(4,999)

Comprehensive income:
Net income		—	—	504,145	—	504,145

Total comprehensive income						504,145

Issuance of 11,000 shares of common stock under stock option plan	11,000	3,667	32,997	—	—	36,664

Balance, December 31, 2004	2,306,775	$768,925	$6,920,322	$53,850	$—	$7,743,097

The accompanying notes are an integral part of these consolidated financial statements

BG FINANCIAL GROUP, INC. AND SUBSIDIARY (2004)

AND BANK OF GREENEVILLE (2003) AND (2002)

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$504,145	$253,502	$640,115
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	615,251	956,609	315,620
Depreciation	259,067	201,687	188,062
Realized loss (gain) on sales of premises and equipment	—	(8,470)	—
Realized gain (loss) on sales of foreclosed assets	(8,919)	—	—
Deferred income tax benefit	4,831	(93,171)	(510,006)
Net change in:
Accrued income receivable	(2,051)	(130,989)	(151,767)
Other assets	(32,218)	(110,399)	(20,838)
Other liabilities	626,193	(50,388)	52,737
Net cash provided (used) by operating activities	1,966,299	1,018,381	513,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Federal Home Loan Bank stock purchases	(54,800)	(37,400)	(134,300)
Proceeds from sales of premises and equipment	—	14,000	—
Proceeds from sales of foreclosed assets	255,177	—	—
Loan originations and principal collections, net	(4,899,698)	(27,201,927)	(24,752,142)
Additions to foreclosed assets	(83,383)	(184,127)	—
Purchase of land for future development	(563,362)	—	—
Additions to premises and equipment	(828,053)	(429,171)	(228,076)
Net cash provided (used) by investing activities	(6,174,119)	(27,838,625)	(25,114,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	4,768,779	3,866,820	5,505,063
Net change in certificates of deposit	156,682	26,325,092	19,457,721
Federal Home Loan Bank advances	276,462	3,777,000	2,804,900
Federal Home Loan Bank repayments	(171,221)	(2,194,894)	(132,900)
Issuance of stock	36,664	52,583	100,000
Net cash provided (used) by financing activities	5,067,366	31,826,601	27,734,784

Net change in cash and cash equivalents	859,546	5,006,357	3,134,189

Cash and cash equivalents at beginning of year	12,298,970	7,292,613	4,158,424

Cash and cash equivalents at end of year	$13,158,516	$12,298,970	$7,292,613

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$1,428,238	$1,281,349	$722,188
Income taxes paid	$87,431	$302,340	$—

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY (2004)

AND BANK OF GREENEVILLE (2003) AND (2002)

Greeneville, Tennessee

NOTES TO FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated statements include the accounts of BG Financial Group, Inc. and Bank of Greeneville, a wholly owned subsidiary of the BG Financial Group, Inc. collectively referred to herein as the “Company”. All significant intercompany balances and transactions have been eliminated.

Nature of Business

BG Financial Group, Inc. (the “Holding Company”) is a bank holding company whose business is conducted by its wholly-owned subsidiary, Bank of Greeneville (the “Bank”).  Bank of Greeneville is engaged in the business of originating loans within its lending area, Greeneville and Greene County in Tennessee.  The Bank obtains deposits both inside and outside of its primary lending area.  The Holding Company was organized in November 2003. The Holding Company had minimal assets, liabilities or operations until January, 2004, when it acquired the Bank in a Plan of Share Exchange whereby the stockholders exchanged their shares of ownership in the Bank for shares of ownership in the Holding Company on a one-for-one basis.  As a part of the Plan of Share Exchange, the Bank became a wholly owned subsidiary of the Holding Company.  As a result of this transaction, the financial statements at December 31, 2004 present the Holding Company and the Bank as a consolidated entity.  All significant intercompany balances and transactions have been eliminated.  The accompanying 2003 financial statements are for the Bank only and do not include the minimal assets, liabilities or operations of the Holding Company as of, and for the year ended, December 31, 2003.  Information related to the results of operations for the year ended December 31, 2002 are for the Bank of Greeneville.

Accounting Policies

The following is a description of the significant accounting policies used in the preparation of the accompanying consolidated financial statements.

The accounting and reporting policies of BG Financial Group, Inc. conform to generally accepted accounting principles and practices within the banking industry.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowance for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

A majority of the Company’s loan portfolio consists of real estate loans in Greeneville and Greene County in Tennessee.

The ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for losses on loans and foreclosed real estate.  Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within ninety days.

Trading Securities

Government bonds held principally for resale in the near term, and mortgage-backed securities held for sale in conjunction with the Company’s mortgage banking activities, are classified as trading account securities and recorded at their fair values.  Unrealized gains and losses on trading account securities are included immediately in other income.  However, at December 31, 2004 and 2003 the Company did not have any trading securities.

Securities Held to Maturity

Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.  However, at December 31, 2004 and 2003, the Company did not have any held-to-maturity securities.

Securities Available for Sale

Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as held-to-maturity securities.

Unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income.

Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary have resulted in write-downs of the individual securities to their fair value.  The related write-downs have been included in earnings as realized losses.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance. Any loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.  There were no fees considered to be material at December 31, 2004 or 2003.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collected scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless principal and interest payments are past due.

Advertising

The Company’s policy is to expense advertising costs as the costs are incurred.

Premises and Equipment

Land is carried at cost.  Company premises and equipment are carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Buildings and improvements	31 1/2
Furniture and equipment	3-10

Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.  Gains and losses on dispositions are included in current operations.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  There was no such valuation allowance at December 31, 2004 and 2003.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets and liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial letters of credit, and standby letters of credit.  Such financial instruments are recorded when they are funded.

Stock-Based Compensation Plan

The Company accounts for non-cash stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees), and its related interpretations, which states that no compensation expense is recognized for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date.  Stock options issued under the Company’s Stock Option Plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation costs are recognized for them.

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (Accounting for Stock-Based Compensation), which requires certain pro forma disclosures as if compensation expense was determined based on the fair value of the options granted at the date of the grant.  See Note 15 for a further description of the assumptions used for preparing the pro forma disclosures as prescribed by Statement 123.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Bank relate solely to outstanding stock options and are determined using the treasury stock method.

Recent Accounting Pronouncements

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments.  Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding.  SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing.  SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. Its adoption did not have a material impact on the consolidated financial position or results of operations of the Company.

In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss.  An investment is considered impaired if the fair value of the investment is less than its cost.  Generally, an impairment is considered other-than temporary unless:  (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary.  If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value.  The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004.  However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance.  Due to the recognition and measurement provisions being suspended and the final rule delayed, the Company is not able to determine whether the adoption of these new provisions will have a material impact on the consolidated financial position or results of income.

Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-03) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations.  The SOP does not apply to loans originated by the entity.  The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.  Early adoption is encouraged.  Specific transition guidance applies to certain loans that currently are within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans.  Its adoption is not expected to have material impact on the consolidated financial position or results of operations of the Company.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation.  This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income.  The revised statement is effective as of the first interim period beginning after

June 15, 2005.  The Company is currently evaluating the provisions of SFAS No. 123R and will adopt it on July 1, 2005 as required.

Reclassifications

Certain prior year amounts have been reclassified to conform with present year presentations.

Note 2.          Restrictions On Cash and Due From Banks

Under agreements with correspondent banks, the Company maintains deposit balances with the correspondents to cover various bank processing charges.  At December 31, 2004 and 2003, approximately $1,725,000 and $1,750,000 of the cash and due from banks balance represents the deposits maintained with the correspondent banks.  In addition, the Company must maintain an average reserve balance related to customers’ deposit balances as required by the Federal Reserve.  At December 31, 2004, approximately $25,000 represents the cash reserve balance required to be on hand by the Federal Reserve.

Note 3.          Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank, the Company is required to maintain stock in an amount equal to.15% of total assets.  Federal Home Loan Bank stock is carried at cost. Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Note 4.          Loans

The composition of the net loans is as follows:

	December 31	December 31
	2004	2003

Consumer installment	$5,522,402	$6,011,006
Commercial	20,927,959	24,050,990
Commercial real estate	31,560,010	25,483,343
Residential mortgage	15,952,474	14,344,162
	73,962,845	69,889,501
Less:
Allowance for loan losses	1,607,559	1,350,266

Loans, net	$72,355,286	$68,539,235

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31	December 31
	2004	2003

Impaired loans with a valuation allowance	$323,446	$—
Total impaired loans	$323,446	$—
Valuation allowance related to Impaired loans	$45,000	$—

Past-due loans ninety days or more and still accruing	$13,109	$46,323
Total non-accrual loans	$534,442	$83,035

Average investment in impaired loans	$27,396	$—
Interest income recognized on impaired loans	$—	$—
Interest income recognized on a cash basis on impaired loans	$—	$—

Interest income that would have accrued on these loans if they were on a current basis was approximately $23,645 and $283  in 2004 and 2003, respectively.

The following table is a summary of loans as of December 31, 2004:

		Variable
	Fixed Rate	Rate	Total

Installment	$4,601,727	$920,675	$5,522,402
Commercial	4,769,741	16,158,218	20,927,959
Commercial real estate	8,692,675	22,867,335	31,560,010
Mortgage	10,150,292	5,802,182	15,952,474

Total	$28,214,435	$45,748,410	$73,962,845

The schedule of maturities for loans at December 31, 2004 by fixed and variable rates are shown below:

		Variable
	Fixed Rate	Rate	Total

Due in one year or less	$6,431,250	$12,829,052	$19,260,302
Due after one year through five years	20,355,076	28,671,703	49,026,779
Due after five years	1,428,109	4,247,655	5,675,764
Total	$28,214,435	$45,748,410	$73,962,845

Note 5.          Allowance for Loan Losses

Changes in the allowance for loan losses for the bank are as follows:

	December 31	December 31
	2004	2003
Balance, beginning	$1,350,266	$533,819

Provision for loan losses	615,251	956,609
Recoveries of loans previously charged-off	143,821	7,005
	2,109,338	1,497,433
Loans charged-off	501,779	147,167
Balance, ending	$1,607,559	$1,350,266

Note 6.          Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation are as follows:

	December 31	December 31
	2004	2003

Land	$1,170,363	$1,170,362
Land for future development	563,362	—
Premises and improvements	1,414,544	694,924
Furniture and equipment	1,473,463	1,043,394
Construction in process	5,919	327,557
	4,627,651	3,236,237
Less: Accumulated depreciation	732,151	473,084

	$3,895,500	$2,763,153

Depreciation and amortization expense of premises and equipment for 2004 and 2003 was $259,067 and $201,687, respectively.

Rental expense under operating leases and data processing fees under operating agreements for 2004 and 2003 were $211,294 and $165,105, respectively.

Future minimum rental payments required under noncancelable operating leases for equipment and data processing fees under operating agreements were as follows:

2005	$106,587
2006	36,279
2007	11,429
2008	10,021
2009 and after	13,787
$178,103

Note 7.          Federal Home Loan Bank Advance

Pursuant to collateral agreements with Federal Home Loan Bank (FHLB), the advance is collateralized by specific first mortgage loans.  The FHLB’s required unpaid principal balance of eligible mortgages was $6,198,317 at December 31, 2004.  The advances at December 31, 2004, have maturity dates as follow:

Maturity Date	Interest Rate	December 31, 2004

07/07/06	3.07%	$ 1,600,000
08/04/06	2.99	100,000
03/01/07	2.91	265,313
12/01/07	3.11	25,978
12/01/07	3.83	520,490
12/20/07	3.60	30,000
01/01/08	3.50	17,989
05/01/08	2.64	63,892
06/01/08	3.28	782,534
08/01/08	2.85	44,126
08/01/08	2.99	69,609
11/01/08	3.54	113,301
04/01/10	3.56	726,114
		$ 4,359,346

Note 8.          Income Tax Matters

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

	2004	2003

Deferred Tax Assets:
Allowance for loan loss	$615,534	$517,017
Amortization of intangibles start-up cost and organizational costs	128,493	187,363
Other	—	84

	744,027	704,464
Deferred Tax Liabilities:
Depreciable assets	142,720	101,287

Net deferred tax assets	$601,307	$603,177

The provision for income taxes charged to income from continuing operations for the year ended December 31, 2004, 2003, and 2002 consists of the following:

	2004	2003	2002

Current tax expense	$222,724	$182,875	$6,951
Deferred tax expense (benefit)	4,831	(93,171)	(516,957)
Total income tax expense	$227,555	$89,704	$(510,006)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2004, 2003, and 2002, due to the following:

	2004	2003	2002

Computed “expected” tax expense	$248,778	$116,690	$44,237
Valuation allowance allowed from previous year	—	—	(526,024)
State income tax, net of federal benefits	31,390	14,773	5,582
Other, net	(52,613)	(41,759)	(33,801)

	$227,555	$89,704	$(510,006)

Note 9.          Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $4,740,407 and $11,637,050.

At December 31, 2004, the scheduled maturities of time deposits are as follows:

2005	$51,214,067
2006	2,826,820
2007	763,385
2008	780,138
2009 and After	—
$55,584,410

Note 10.   Regulatory Capital Requirements

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Company and the financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2004, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action according to the most recent notification dated April 29, 2004, from the Federal Deposit Insurance Corporation.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since the notification that management believes has changed the institution’s category.

The Company’s actual capital amounts and ratios are as follows:

								To Be Well
								Capitalized Under
				For Capital				Prompt Corrective
	Actual			Adequacy Purposes				Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio

As of December 31, 2004 (in Thousands)
Tier 1 Capital (To Average assets):
Consolidated	$7,743	8.55%	>	$3,621	>	4.0	>	N/A		N/A
Bank of Greeneville	$7,690	8.50%	>	$3,620	>	4.0	>	$4,525	>	5.0
Tier 1 Capital (To Risk Weighted Assets):
Consolidated	$7,743	9.90%	>	$3,129	>	4.0	>	N/A		N/A
Bank of Greeneville	$7,690	10.00%	>	$3,076	>	4.0	>	$4,614	>	6.0
Total Capital (To Risk Weighted Assets):
Consolidated	$8,713	11.14%	>	$6,258	>	8.0	>	N/A		N/A
Bank of Greeneville	$8,659	11.26%	>	$6,152	>	8.0	>	$7,691	>	10.0

As of December 31, 2003 (in Thousands)
Tier 1 Capital (To Average assets):
Bank of Greeneville	$7,207	8.9%	>	$3,246	>	4.0%	>	$4,057	>	5.0%
Tier 1 Capital (To Risk Weighted Assets):
Bank of Greeneville	$7,207	10.2%	>	$2,821	>	4.0%	>	$4,231	>	6.0%
Total Capital (To Risk Weighted Assets):
Bank of Greeneville	$8,094	11.5%	>	$5,642	>	8.07%	>	$7,052	>	10.0%

Note 11.   Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business, the Company has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit.  Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from the Company under certain prescribed circumstances.  Subsequently, the Company would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.

The Company follows the same credit policies and underwriting practices when making these commitments as it does for on-balance sheet instruments.  Each customer’s creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management’s credit evaluation of the customer.

Collateral held varies but may include cash, real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, the Company’s maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.

A summary of the Company’s total contractual amount for all off-balance sheet commitments at December 31, 2004 is as follows:

Commitments to extend credit	$6,416,071
Standby letters of credit	$1,272,700

At December 31, 2004, the fair value of the Company’s standby letters of credit was $1,505.  This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of the Company.  This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Significant Concentrations of Credit Risk

All of the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area.  The concentrations of credit by type of loan are set forth in Note 4.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit were granted primarily to commercial borrowers.  The Company is not permitted to extend credit to any single borrower or group of related borrowers in excess of 25% of capital.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements.

Note 12.   Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values.

Interest-Bearing Deposits in Banks

The carrying amounts of interest-bearing deposits maturing within ninety days approximate their fair values.  Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

Trading Assets

Fair values for trading account securities, which also are the amounts recognized in the consolidated balance sheet, are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Securities

Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans Receivable

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit Liabilities

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values.  Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-Term Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Off-Balance Sheet Credit-Related Instruments

The fair values of the Company’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements.  However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded.  The Company has determined that the fair value of these instruments is not significant.

The estimated fair values of the Company’s financial instruments are as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and federal funds sold	$13,158,516	$13,158,516	$12,298,970	$12,298,970
Federal Home Loan Bank Stock	226,500	226,500	171,700	171,700

Loans, net:
Held for investment	72,355,286	72,235,046	68,539,235	68,612,204
Total financial assets	85,740,302	$85,620,062	81,009,905	$81,082,874

Nonfinancial Assets:
Other assets	5,434,066		4,065,245
Total assets	$91,174,368		$85,075,150

Financial Liabilities:
Deposits
Without stated maturities	$22,802,817	22,802,817	$18,032,000	$18,032,000
With stated maturities	55,584,410	55,653,487	55,429,766	55,780,505
Federal Home Loan Bank advances	4,359,346	4,291,977	4,254,106	4,208,360

Total financial liabilities	82,746,573	$82,748,281	77,715,872	$78,020,865

Other Nonfinancial Liabilities	684,698		151,991
Shareholder’s Equity	7,743,097		7,207,287

Total liabilities and shareholders’ equity	$91,174,368		$85,075,150

	Notional		Notional
	Amounts		Amounts
Off-balance sheet financial
Instruments:
Loan commitments	$6,416,071	$—	$8,768,188	$—
Letters of credit	$1,272,700	$—	$55,000	$—

The carrying amounts in the table above are the amounts at which the financial instruments are reported in the financial statements.

Note 13.   Transactions With Related Parties

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

The amounts of loans due directly from officers and directors of the Company or indirectly from corporations, partnerships of ventures in which these individuals have an interest were approximately $667,673 and $1,206,063 and at December 31, 2004 and 2003, respectively.  During the years ended December 31, 2004 and 2003, total principal additions were $128,073 and $615,894, respectively and total principal payments were $666,463 and $1,950,492, respectively.

Note 14.   Employee Benefit Plans

The Company has a retirement savings 401(k) plan in which all employees may participate.  To be eligible, an employee must complete (6) months of service and reach their entry date.  An entry date is the first day of the Plan Year quarter coinciding with or next following the date that satisfies the Plan’s eligibility requirements.  For 2004, employees may make, pretax, voluntary contributions in amounts up to $13,000 (age 49 or less) and $16,000 (age 50 and older).  The Company may make discretionary matching contributions equal to a uniform percentage of tiered salary deferrals.  This percentage will be determined each year.  The Company’s expense for the plan was $ 53,470 and $110,298 at December 31, 2004 and 2003, respectively.

Note 15.   Stock Compensation Plan

The Company has an employee Stock Option Plan (Plan) under which certain employees may be granted options to purchase shares of the Company’s authorized but unissued common stock.  The maximum number of shares of the Company’s common stock available for issuance under the Plan is 375,000 shares.  As of December 31, 2004 and 2003 the maximum number of shares available for future grants under the Plan is 74,200 shares and 91,300 shares, respectively.  Under the Plan, the option exercise price is equal to the fair market value of the Company’s common stock at the date of the grant.  The options expire on the tenth anniversary of the date of the option.  The options vest in 20% increments on each of the first five anniversary dates of the option.  Proceeds received by the Company from exercises of the stock options are credited to common stock and additional paid-in capital.

Additional information with respect to the Plan’s stock option activity is as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2002	261,300	$3.99
Granted	1,400	14.00
Exercised	(13,675)	3.33
Outstanding at December 31, 2003	249,025	4.08
Granted	17,100	17.00
Forfeited	(9,000)	3.33
Exercised	(11,000)	3.33
Outstanding at December 31, 2004	246,125	$5.06
Options exercisable at December 31, 2003	63,005	$3.88
Options exercisable at December 31, 2004	106,765	$3.99

The following tables summarize the information about the stock options outstanding and exercisable at December 31, 2004:

	Stock Options Outstanding
		Weighted Average
	Number of	Remaining
	Options	Contractual
Exercise Price	Outstanding	Life in Years
$3.33	178,425	6.5
$5.33	15,000	7.0
$7.33	15,300	7.7
$7.67	3,900	7.8
$8.00	15,000	7.9
$14.00	1,400	8.8
$17.00	1,000	9.6
$17.00	1,100	9.7
$17.00	15,000	9.7
	246,125	6.9

Stock Options Exercisable
Number of
Options	Weighted Average
Exercisable	Exercise Price
87,585	$3.33
6,000	5.33
6,120	7.33
780	7.67
6,000	8.00
280	13.00
106,765	$3.99

The following tables summarize the information about the stock options outstanding and exercisable at December 31, 2003:

	Stock Options Outstanding
		Weighted Average
	Number of	Remaining
	Options	Contractual
Exercise Price	Outstanding	Life in Years
$3.33	198,425	7.5
$5.33	15,000	8.0
$7.33	15,300	8.7
$7.67	3,900	8.8
$7.67	15,000	8.9
$14.00	1,400	9.8
	249,025	7.7

Stock Options Exercisable
Number of
Options	Weighted Average
Exercisable	Exercise Price
53,165	$3.33
3,000	5.33
3,060	7.33
780	7.67
3,000	7.67
63,005	$3.88

The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options.  Accordingly, no compensation expense is recognized in the Company’s financial statements because the exercise price of the Company’s employee stock option equals the market price of the Company’s common stock on the date of the grant.  If under the Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation), the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would have been reduced to the following pro forma amounts:

	2004	2003

Net earnings (loss):
As reported	$504,145	$248,503
Pro forma, net of related taxes	$366,672	$126,301

Basic earnings (loss) per share:
As reported	$0.22	$0.11
Pro forma, net of related taxes	$0.16	$0.06

Diluted earnings (loss) per share:
As reported	$0.21	$0.11
Pro forma, net of related taxes	$0.15	$0.05

The weighted-average estimated fair value of stock options granted during 2004 and 2003 was $13.98 and $12.27 per share, respectively.  These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.  The assumptions used in the Black-Scholes model were as follows for the stock options granted in 2004 and 2003:

	2004		2003

Risk-free interest rate	4.00%		4.27%
Expected volatility of common stock	27.45%		40.00%
Dividend yield	0.00%		0.00%
Expected life of options	6.7	years	7.7	years

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and the Company’s options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

Note 16.   Stock Split

On March 31, 2003, the Bank’s Board of Directors approved a three-for-one stock split effective April 25, 2003. Shareholders’ equity, common stock, and stock option activity for all periods presented have been restated to give retroactive recognition to the stock split.  In addition, all references in the financial statements and notes to financial statements, to weighted average number of shares, per share amounts, and market prices of the Bank’s common stock have been restated to give retroactive recognition to the stock split.

Note 17.   Restrictions on Payment of Dividends

The Company is subject to the Tennessee Banking Act, which provides that dividends will be paid out of undivided profits.  The payment of dividends by any bank is dependent upon its earnings and financial condition and subject to the statutory power of certain federal and state regulatory agencies to act to prevent what they deem unsafe or unsound banking practices.  Moreover, the Federal Reserve Board, the Comptroller of the Currency and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.  Under Tennessee law, the board of directors of a state bank may not declare dividends in any calendar year that exceeds the total of its retained net income of the preceding two (2) years without prior approval of the TDFI.  The payment of dividends by the Company may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Note 18.   Condensed Financial Statements of Parent Company

Financial information pertaining only to BG Financial Group, Inc. is as follows:

December 31,
2004
Balance Sheets
Assets

Cash and due from banks	$31,553
Investment in Bank of Greeneville	7,690,685
Other assets	20,959
Total assets	$7,743,197

Liabilities and Stockholders’ Equity

Accrued expenses	$100
Other liabilities	—
Total liabilities	100
Stockholders’ equity	7,743,097
Total liabilities and stockholders’ equity	$7,743,197

Year Ended
December 31,
2004
Statement of Income
Income

Dividends from Bank of Greeneville	$49,000

Total income	49,000
Operating expenses	45,621

Income (loss) before income taxes and equity in undistributed net income of Bank of Greeneville	3,379
Applicable income tax provision (benefit)	(17,368)
20,747
Equity in undistributed net income (loss)	483,398

Net income	$504,145

Year Ended
December 31,
2004
Statement of Cash Flows
Cash flows from operating activities Net income (loss)	$504,145

Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net loss (income) of Bank of Greeneville	(483,398)
Depreciation	49
Deferred income tax expense(benefit)	(2,903)
Increase (decrease) in other liabilities	(14,565)

Net cash provided (used) by operating activities	3,328

Cash flows from investing activities
Purchase of equipment	(439)
Net cash used for investing activities	(439)

Cash flows from financing activities
Issuance of stock	36,664
Increase(decrease) in short-term notes	(8,000)

Net cash provided for financing activities	28,664

Net increase (decrease) in cash and cash equivalents	31,553
Cash and cash equivalents at beginning of year	—
Cash and cash equivalents at end of year	$31,553

Note 19. Subsidiary Bank Only Financial Information

Financial information pertaining only to Bank of Greeneville is as follows:

Balance Sheets

	As of	As of
	December 31, 2004	December 31, 2003
ASSETS

Cash and due from banks	$5,538,897	$5,054,515
Federal funds sold	7,619,619	7,244,455
Cash and cash equivalents	13,158,516	12,298,970
Federal Home Loan Bank stock, at cost	226,500	171,700
Loans, net of allowance for loan losses $1,607,559 in 2004 and $1,350,266 in 2003	72,355,286	68,539,235
Premises and equipment, net	3,895,110	2,763,153
Accrued income receivable	389,308	387,258
Deferred tax benefit	595,443	603,177
Foreclosed assets	489,649	184,127
Other assets	58,302	127,530
Total Assets	$91,168,114	$85,075,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$6,787,547	$6,193,162
Interest-bearing
Money market, interest checking and savings	16,046,823	11,840,876
Time deposits	55,584,410	55,427,728
Total Deposits	78,418,780	73,461,766
Accrued interest	202,564	54,721
Other liabilities	496,739	97,270
Federal Home Loan Bank - advances	4,359,346	4,254,106
Total Liabilities	83,477,429	77,867,863

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.333 par value; authorized 6,000,000 shares; issued and outstanding 2,306,775 shares at December 31, 2004; 2,295,775 shares at December 31, 2003	765,258	765,258
Additional paid-in capital	6,838,325	6,887,325
Retained earnings (accumulated deficit)	87,102	(445,296)
Total Stockholders’ Equity	7,690,685	7,207,287
Total Liabilities and Stockholders’ Equity	$91,168,114	$85,075,150

Statements of Income

	Twelve Months Ended December 31
	2004	2003	2002

Interest and dividend income:
Loans, including fees	$5,376,509	$4,219,597	$2,512,238
Dividends on Federal Home Loan Bank stock	8,578	6,554	1,104
Federal funds sold and other	113,630	82,239	85,440
Total interest and dividend income	5,498,717	4,308,390	2,598,782

Interest expense:
Deposits	1,430,567	1,088,601	790,821
Borrowed funds	144,632	127,758	138

Total interest expense	1,575,199	1,216,359	790,959
Net interest income before provision for loan losses	3,923,518	3,092,031	1,807,823

Provision for loan losses	615,251	956,609	315,620
Net interest income after provision for loan losses	3,308,267	2,135,422	1,492,203

Noninterest income:
Service charges on deposit accounts	272,611	296,020	202,538
Fees from origination of mortgage loans	127,417	154,767	124,866
Investment sales commissions	97,313	97,178	97,256
Other	34,336	64,500	37,232
Total noninterest income	531,677	612,465	461,892

Noninterest expenses:
Compensation and benefits	1,529,482	1,290,696	989,145
Occupancy expenses	400,405	294,491	263,013
Marketing	143,267	89,348	65,923
Data processing	191,748	148,156	114,041
Other operating expenses	797,721	581,990	391,864
Total noninterest expense	3,062,623	2,404,681	1,823,986
Income before income taxes	777,321	343,206	130,109

Income tax expense(benefit)	244,923	89,704	(510,006)

Net income	$532,398	$253,502	$640,115

Statements of Cash Flows

	Twelve Months Ended December 31
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$532,398	$253,502	$640,115
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	615,251	956,609	315,620
Depreciation	259,018	201,687	188,062
Realized loss (gain) on sales of premises and equipment	—	(8,470)	—
Realized gain (loss) on sales of foreclosed assets	(8,919)	—	—
Deferred income tax benefit	7,734	(93,171)	(510,006)
Net change in:
Accrued income receivable	(2,051)	(130,989)	(151,767)
Other assets	(32,218)	(110,399)	(20,838)
Other liabilities	648,758	(50,388)	52,737
Net cash provided (used) by operating activities	2,019,971	1,018,381	513,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Federal Home Loan Bank stock purchases	(54,800)	(37,400)	(134,300)
Proceeds from sales of premises and equipment	—	14,000	—
Proceeds from sales of foreclosed assets	255,177	—	—
Loan originations and principal collections, net	(4,899,698)	(27,201,927)	(24,752,142)
Additions to foreclosed assets	(83,383)	(184,127)	—
Purchase of land for future development	(563,362)	—	—
Additions to premises and equipment	(827,614)	(429,171)	(228,076)
Net cash provided (used) by investing activities	(6,173,680)	(27,838,625)	(25,114,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	4,800,332	3,866,820	5,505,063
Net change in certificates of deposit	156,682	26,325,092	19,457,721
Federal Home Loan Bank advances	276,462	3,777,000	2,804,900
Federal Home Loan Ban repayments	(171,221)	(2,194,894)	(132,900)
Dividends paid	(49,000)	52,583	100,000
Net cash provided (used) by financing activities	5,013,255	31,826,601	27,734,784

Net change in cash and cash equivalents	859,546	5,006,357	3,134,189

Cash and cash equivalents at beginning of year	12,298,970	7,292,613	4,158,424

Cash and cash equivalents at end of year	$13,158,516	$12,298,970	$7,292,613