Form 10-Q
period 2005-03-31
BG Financial Group, Inc.
filed 2005-05-16
CIK 1290505

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20529

FORM 10-Q

MARK ONE

    ☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

    ☐                       TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD

FROM                      TO

COMMISSION FILE NUMBER  000-50771

BG FINANCIAL GROUP, INC.

(Exact Name of Registrant as Specified in Charter)

Tennessee	20-0307691
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3095 East Andrew Johnson Highway, Greeneville, Tennessee	37745
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:                (423) 636-1555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒     NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $1.00 par value, outstanding: 2,306,775 at May 1, 2005

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

	As of	As of
	March 31, 2005	December 31, 2004
ASSETS

Cash and due from banks	$4,936,747	$5,538,897
Federal funds sold	8,849,873	7,619,619
Cash and cash equivalents	13,786,620	13,158,516
Federal Home Loan Bank stock, at cost	229,000	226,500
Loans, net of allowance for loan losses of $1,335,599 in 2005 and $1,607,559 in 2004	69,080,761	72,355,286
Premises and equipment, net	3,896,515	3,895,500
Accrued income receivable	393,962	389,308
Deferred tax benefit	575,772	601,307
Foreclosed assets	476,662	489,649
Prepaid expenses	167,236	58,302
Total Assets	$88,606,528	$91,174,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$6,337,971	$6,755,994
Interest-bearing
Money market, interest checking and savings	17,040,234	16,046,823
Time deposits	52,709,618	55,584,410
Total Deposits	76,087,823	78,387,227
Accrued interest	193,590	202,564
Other liabilities	124,716	482,134
Federal Home Loan Bank advances	4,314,787	4,359,346
Total Liabilities	80,720,916	83,431,271

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,306,775 shares at March 31, 2005 and 2,306,775 shares at December 31, 2004	768,925	768,925
Additional paid-in capital	6,920,322	6,920,322
Retained earnings	196,365	53,850
Total Stockholders’ Equity	7,885,612	7,743,097
Total Liabilities and Stockholders’ Equity	$88,606,528	$91,174,368

The accompanying notes are an integral part of these financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31, 2005	March 31, 2004

Interest and dividend income:
Loans, including fees	$1,250,563	$1,315,745
Dividends on Federal Home Loan Bank stock	2,513	9,749
Federal funds sold and other	53,866	13,480
Total interest and dividend income	1,306,942	1,338,974

Interest expense:
Deposits	432,357	325,149
Borrowed funds	35,275	35,962
Total interest expense	467,632	361,111
Net interest income before provision for loan losses	839,310	977,863

Provision for (benefit from) loan losses	(131,647)	66,717
Net interest income after provision for loan losses	970,957	911,146

Noninterest income:
Service charges on deposit accounts	53,820	75,651
Fees from origination of mortgage loans	21,836	28,965
Investment sales commissions	16,660	31,449
Other	4,709	16,483
Total noninterest income	97,025	152,548

Noninterest expenses:
Compensation and benefits	499,075	329,130
Occupancy expenses	119,225	82,089
Marketing	26,978	22,082
Data processing	45,156	47,774
Other operating expenses	210,618	146,035
Total noninterest expense	901,052	627,110
Income before income taxes	166,930	436,584

Income tax expense (benefit)	24,415	169,778

Net income	$142,515	$266,806

Earnings per share	$.06	$.12

The accompanying notes are an integral part of these financial statements.

 BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2005	March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$142,515	$266,806
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	(131,647)	66,717
Depreciation	76,418	53,062
Realized gain (loss) on sales of foreclosed assets	(3,913)	(500)
Deferred income tax benefit	25,535	(6,775)
Net change in:
Accrued income receivable	(4,654)	(79,368)
Other assets	(110,055)	98,411
Other liabilities	(365,269)	132,838
Net cash provided (used) by operating activities	(371,070)	531,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Federal Home Loan Bank stock purchases	(2,500)	(1,700)
Proceeds from sales of foreclosed assets	125,888	2,700
Loan originations and principal collections, net	3,406,171	(4,667,045)
Additions to foreclosed assets	(108,988)	(30,219)
Additions to premises and equipment	(77,432)	(236,107)
Net cash provided (used) by investing activities	3,343,139	(4,932,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	575,388	654,337
Net change in certificates of deposit	(2,874,794)	5,214,843
Federal Home Loan Bank advances	—	276,460
Federal Home Loan Bank repayments	(44,559)	(36,560)
Net cash provided (used) by financing activities	(2,343,965)	6,106,080

Net change in cash and cash equivalents	628,104	1,704,900

Cash and cash equivalents at beginning of year	13,158,516	12,298,970

Cash and cash equivalents at end of year	$13,786,620	$14,003,870

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$476,605	$268,396
Income taxes paid	$126,000	$7,960

The accompanying notes are an integral part of these financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Summary of Significant Accounting Policies

Nature of Business:

BG Financial Group, Inc. (the “Company”) is a bank holding company whose business is conducted by its wholly-owned subsidiary, Bank of Greeneville (the “Bank”).  Bank of Greeneville is engaged in the business of originating loans within its lending area, Greeneville and Greene County in Tennessee.  The Bank obtains deposits both inside and outside of its primary lending area.  The  Company was organized in October, 2003.  The Company had minimal assets, liabilities or operations until January, 2004, when it acquired the Bank in a Plan of Share Exchange whereby the shareholders exchanged their shares of ownership in the Bank for shares of ownership in the Company on a one-for-one basis.  As a part of the Plan of Share Exchange, the Bank became a wholly owned subsidiary of the Company.

The following is a description of the significant policies used in the preparation of the accompanying consolidated financial statements.

Basis of Presentation:

These consolidated financial statements include the accounts of the BG Financial Group, Inc.  Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission(“SEC”).  Accordingly, they do not include all the information and footnotes required by accounting  principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (none of which were other than normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and note thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Certain amounts from prior period financial statements have been reclassified to conform to current year’s presentation.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The most significant management accounting estimate is the appropriate level for the allowance for loan losses.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Note 2.            Stock Options and Awards

                                                  In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.”  This Statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2003 and are included below.

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

	Three-Month Period
	Ended March 31
	2005	2004

Net income, as reported	$142,515	$266,806

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	41,901	15,300

Pro forma net income	$100,614	$251,506

Earnings per share
Basic — as reported	$.06	$.12

Basic — pro forma	$.04	$.11

Diluted — as reported	$.06	$.11

Diluted — pro forma	$.04	$.11

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

                On January 23, 2004, BG Financial Group, Inc. (“Company”), a bank holding company, acquired all of the outstanding shares of Bank of Greeneville (“Bank”) in a one for one share exchange.  The Bank is a Tennessee-chartered, FDIC-insured, non-Member commercial bank offering a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumers, commercial and real estate purposes, and is the principal business of the Company.   The Company and the Bank are located at 3095 East Andrew Johnson Highway, Greeneville, Tennessee  37745.

Liquidity

                At March 31, 2005, the Company had liquid assets of approximately $13.7 million in the form of cash and federal funds sold compared to approximately $13.2 million on December 31, 2004.  Management believes that the liquid assets are adequate at March 31, 2005. Additional liquidity should be provided by the growth in deposit accounts and loan repayments.  The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide a credit line if necessary.  Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Company’s short term or long term liquidity.

Results of Operations

                The Company had net income of $142,515 or $.06 per share for the quarter ended March 31, 2005 compared to net income of $266,806 or $.12 per share for the quarter ended March 31, 2004 after employee salaries and other operating expenses.

Net Interest Income/Margin

                Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Interest income for the three months ended March 31, 2005 was $1,306,942 compared to $1,338,974 for the same period in 2004, and total interest expense was $467,632 in 2005 compared to $361,111 in 2004 for those same periods.

Provision for Loan Losses

                The provision for loan losses represents a charge to operations necessary to establish an allowance for possible loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses during the three-month period ended March 31, 2005 was $(131,647) as compared to $66,717 for the same three-month period ended March 31, 2004.  The $(131,647) provision for the three months ending March 31, 2005 has a positive effect on income and represents an improvement in the overall quality of the loan portfolio, as well as a more detailed review of specific loans by management.  This negative provision is due also in part to a reduction in the loan portfolio. During the three months ended March 31, 2005, loan charge-offs were $145,234.  The recoveries for the three-month period ended March 31, 2005 were $4,921.  The allowance for loan losses was $1,335,599 at March 31, 2005 as compared to $1,607,559 at December 31, 2004, a decrease of 17.0%.  The 17.0% decrease in the allowance for loan losses is due mainly to improvement in the quality of the loan portfolio, the reduction of the loan portfolio size, and better collection efforts. The allowance was 1.90% of loans at March 31, 2005.  Management believes the allowance for loan losses at March 31, 2005 to be adequate.

Provisions for Income Taxes

                In 2002, the Company posted pre-tax income of $130,109 causing management to believe that it is more likely than not that it will generate future taxable income to utilize its net deferred tax asset.   As a result, the valuation allowance was eliminated and a net deferred tax asset was recorded for the deductible temporary differences and carryforwards that are expected to be available to reduce future taxable income.  The Company’s provision for income tax expense for the three months ended March 31, 2005 and 2004 was $24,415 and $169,778, respectively.  Management believes the provision for income taxes at March 31, 2005 to be adequate

Noninterest Income

                The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for three months ended March 31, 2005 was $97,025 compared to $152,548 for the same period in 2004.  The main reasons for the decrease were the decrease in investment sales commissions, and the decrease in service charges on deposits.  Even though the Company experienced negative growth during the quarter ending March 31, 2005, management projects that other fees and commissions and service charges will increase in 2005 due to the anticipated growth of the Company for the remainder of the year.

Noninterest Expense

                Noninterest expenses totaled $901,052 for the three months ended March 31, 2005 as compared to $627,110 for the three months ended March 31, 2004 and consisted of employee costs, occupancy expense and other operating expenses.  Salaries and employee benefits (which increased from $329,130 for the three months ended March 31, 2004 when compared to $499,075 for the three months ended March 31, 2005 representing a  51.6% increase).  This increase was due mainly to employment of new senior managers and operations personnel.

Financial Condition

Total assets at March 31, 2005, were $88,606,528, a decrease of $2,567,840 or 2.8% compared to 2004 year-end assets of $91,174,368.  The decrease in total assets is mainly due to management’s aggressive efforts to improve the quality of the loan portfolio by recognizing trouble loans and taking appropriate action to have the loan either paid and moved or charged off.  Deposits decreased to $76,087,823 at March 31, 2005, a decrease of $2,299,404 or 2.9% from $78,387,227 at December 31, 2004.  The decrease in deposits was mainly due to management’s efforts through ALCO Committee meetings to best match liquidity and profitability.  Securities were $229,000 at March 31, 2005 compared to $226,500 at December 31, 2004.

                The Company places an emphasis on an integrated approach to its balance sheet management.  Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below.

Loans

                Net loans outstanding totaled $69,080,761 at March 31, 2005 compared to $72,355,286 at December 31, 2004.  Commercial and real estate negative loan growth accounted for almost all of the approximately $3.3 million decline for the first quarter of 2005.

Management feels the overall quality of loans remains solid.  In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection.  At March 31, 2005, total loans 90 days or more past due and still accruing interest were $0 while total loans 90 days or more past due and in non-accrual status equaled $2,560,097.

Securities

Federal Home Loan Bank (FHLB) stock at March 31, 2005 had an amortized cost of $229,000 and a market value of $229,000 as compared to an amortized cost of $226,500 and a market value of $226,500 at December 31, 2004.   As a member of the FHLB, the Company is required to maintain stock in an amount equal to .15% of total assets.  Federal Home Loan Bank stock is carried at cost under the available-for-sale category.  Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Deposits

                Total deposits, which are the principal source of funds for the Company, were $76,087,823 at March 31, 2005, compared to $78,387,227 at December 31, 2004 representing a decrease of 2.9%.  As previously stated the decline in total deposits is mainly due to management’s efforts through ALCO committee meetings to best match liquidity and profitability. The Company has targeted local consumers, professional and commercial businesses as its central clientele, therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.   The Company established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans.   At March 31, 2005 the Company had outstanding advances of $4,314,787 at the Federal Home Loan Bank.

Capital

                Equity capital at March 31, 2005 was $7,885,612, an increase of $142,515 from $7,743,097 at December 31, 2004, due to a net profit of $142,515 for the first quarter of 2005.

                At March 31, 2005, both the Company’s and Bank’s capital ratios were in excess of the regulatory minimums.  Those ratios are as follows:

	Required Minimum Ratio	Bank	Company
Tier 1 Leverage ratio	4.00%	8.81%	8.78%
Tier 1 risk-based capital ratio	4.00%	10.59%	10.71%
Total risk-based capital ratio	8.00%	11.85%	11.97%

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

At March 31, 2005, approximately 60% of the institution’s gross loans had adjustable rates.  Based on the asset/liability modeling management believes that these loans reprice at a faster pace than liabilities held at the institution.  Because the majority of the institutions liabilities are 12 months and under and the gap in repricing is asset sensitive management believes that a rising rate environment would have a positive impact on the Company’s net interest margin.  Floors in the majority of the institutions adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at March 31, 2005, had outstanding unused lines of credit and standby letters of credit that totaled approximately $8,450,000.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate Federal funds sold or, on a short-term basis, to purchase Federal funds from other banks and to borrow from the Federal Home Loan Bank.  At March 31, 2005, the Company had established with correspondent banks the ability to purchase Federal funds if needed.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth on pages 8 through 13 of Item 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS is incorporated herein by reference.

Item 4.  Controls and Procedures

                a)             Evaluation of Disclosure Controls and Procedures

                                The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure control and procedures were effective.

                b)            Changes in Internal Controls and Procedures

                                There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

None.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        None.

(b)       Not applicable.

(c)        No repurchases of Company securities were made during the quarter ended March 31, 2005.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    OTHER INFORMATION

                (a) None.

                (b) None.

Item 6.    EXHIBITS

                Index to Exhibits.

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

*  Previously filed as an exhibit to BG Financial Group, Inc.’s Form 8-K, as filed with the Securities Exchange Commission on May 21, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BG FINANCIAL GROUP, INC.
(Registrant)

DATE:	May 16, 2005	/s/ J. Robert Grubbs
J. Robert Grubbs
President & Chief Executive Officer