Form 10-Q
period 2005-06-30
BG Financial Group, Inc.
filed 2005-08-22
CIK 1290505

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20529

FORM 10-Q

MARK ONE

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD

FROM                            TO

COMMISSION FILE NUMBER  000-50771

BG FINANCIAL GROUP, INC.

(Exact Name of Registrant as Specified in Charter)

Tennessee	20-0307691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3095 East Andrew Johnson Highway, Greeneville, Tennessee	37745
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:      (423) 636-1555

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

Common Stock, $1.00 par value, outstanding: 2,306,775 at August 1, 2005

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

	As of June 30, 2005	As of December 31, 2004
ASSETS

Cash and due from banks	$6,225,132	$5,538,897
Federal funds sold	7,622,449	7,619,619
Cash and cash equivalents	13,847,581	13,158,516
Federal Home Loan Bank stock, at cost	238,200	226,500
Loans, net of allowance for loan losses of $970,617 in 2005 and $1,607,559 in 2004	66,509,536	72,355,286
Premises and equipment, net	3,856,395	3,895,500
Accrued income receivable	404,439	389,308
Deferred tax benefit	387,620	601,307
Foreclosed assets	729,994	489,649
Prepaid expenses	89,264	58,302
Total Assets	$86,063,029	$91,174,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$6,956,781	$6,755,994
Interest-bearing
Money market, interest checking and savings	16,965,079	16,046,823
Time deposits	49,498,380	55,584,410
Total Deposits	73,420,240	78,387,227
Accrued interest	270,008	202,564
Other liabilities	98,814	482,134
Federal Home Loan Bank advances	4,269,887	4,359,346
Total Liabilities	78,058,949	83,431,271

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,306,775 shares at June 30, 2005 and 2,306,775 shares at December 31, 2004	768,925	768,925
Additional paid-in capital	6,920,322	6,920,322
Retained earnings	314,833	53,850
Total Stockholders’ Equity	8,004,080	7,743,097
Total Liabilities and Stockholders’ Equity	$86,063,029	$91,174,368

The accompanying notes are an integral part of these financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	June 30, 2005	June 30, 2004
Interest and dividend income:
Loans, including fees	$2,534,041	$2,642,483
Dividends on Federal Home Loan Bank stock	5,359	15,188
Federal funds sold and other	134,543	34,729
Total interest and dividend income	2,673,943	2,692,400

Interest expense:
Deposits	919,519	666,918
Borrowed funds	70,327	72,769
Total interest expense	989,846	739,687
Net interest income before provision for loan losses	1,684,097	1,952,713

Provision for (benefit from) loan losses	(368,692)	70,599
Net interest income after provision for loan losses	2,052,789	1,882,114

Noninterest income:
Service charges on deposit accounts	132,169	146,537
Fees from origination of mortgage loans	55,738	73,847
Investment sales commissions	49,057	58,143
Other	12,710	17,496
Total noninterest income	249,674	296,023

Noninterest expenses:
Compensation and benefits	942,198	688,683
Occupancy expenses	235,516	183,039
Marketing	106,823	71,242
Data processing	92,544	90,904
Other operating expenses	473,012	331,762
Total noninterest expense	1,850,093	1,365,630
Income before income taxes	452,370	812,507

Income tax expense (benefit)	191,387	298,680

Net income	$260,983	$513,827

Earnings per share	$.11	$.22

The accompanying notes are an integral part of these financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30, 2005	June 30, 2004
Interest and dividend income:
Loans, including fees	$1,283,478	$1,326,738
Dividends on Federal Home Loan Bank stock	2,846	5,439
Federal funds sold and other	80,677	21,249
Total interest and dividend income	1,367,001	1,353,426

Interest expense:
Deposits	487,162	341,769
Borrowed funds	35,051	36,807
Total interest expense	522,213	378,576
Net interest income before provision for loan losses	844,788	974,850

Provision for (benefit from) loan losses	(237,045)	3,882
Net interest income after provision for loan losses	1,081,833	970,968

Noninterest income:
Service charges on deposit accounts	78,349	70,886
Fees from origination of mortgage loans	33,902	44,882
Investment sales commissions	32,397	26,694
Other	8,001	1,013
Total noninterest income	152,649	143,475

Noninterest expenses:
Compensation and benefits	443,123	359,553
Occupancy expenses	116,292	100,950
Marketing	79,845	49,160
Data processing	47,388	43,130
Other operating expenses	262,394	185,727
Total noninterest expense	949,042	738,520
Income before income taxes	285,440	375,923

Income tax expense (benefit)	166,972	128,902

Net income	$118,468	$247,021

Earnings per share	$.05	$.11

The accompanying notes are an integral part of these financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2005	June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$260,983	$513,827
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	(368,692)	70,599
Depreciation	154,098	112,928
Realized gain (loss) on sales of foreclosed assets	6,211	(2,919)
Deferred income tax benefit	213,687	(8,075)
Net change in:
Accrued income receivable	(15,131)	(30,326)
Other assets	(30,962)	93,913
Other liabilities	(315,876)	314,771
Net cash provided (used) by operating activities	(95,682)	1,064,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Federal Home Loan Bank stock purchases	(11,700)	(50,200)
Proceeds from sales of foreclosed assets	172,328	217,477
Loan originations and principal collections, net	6,214,442	(5,777,471)
Additions to foreclosed assets	(418,884)	(139,832)
Additions to premises and equipment	(114,992)	(572,606)
Net cash provided (used) by investing activities	5,841,194	(6,322,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	1,119,042	2,319,440
Net change in certificates of deposit	(6,086,030)	2,496,720
Proceeds from short-term borrowings	—	41,000
Federal Home Loan Bank advances	(89,459)	276,462
Federal Home Loan Bank repayments	—	(83,115)
Net cash provided (used) by financing activities	(5,056,447)	5,050,507

Net change in cash and cash equivalents	689,065	(207,407)

Cash and cash equivalents at beginning of year	13,158,516	12,298,970

Cash and cash equivalents at end of year	$13,847,581	$12,091,563

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$922,401	$650,643
Income taxes paid	$126,000	$—

The accompanying notes are an integral part of these financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.          Summary of Significant Accounting Policies

Nature of Business:

BG Financial Group, Inc. (the “Company”) is a bank holding company whose business is conducted by its wholly-owned subsidiary, Bank of Greeneville (the “Bank”).  Bank of Greeneville is engaged in the business of originating loans within its lending area, Greeneville and Greene County in Tennessee.  The Bank obtains deposits both inside and outside of its primary lending area.  The Company was organized in October 2003.  The Company had minimal assets, liabilities or operations until January, 2004, when it acquired the Bank in a Plan of Share Exchange whereby the shareholders exchanged their shares of stock in the Bank for shares of stock in the Company on a one-for-one basis.  As a part of the Plan of Share Exchange, the Bank became a wholly owned subsidiary of the Company.

The following is a description of the significant policies used in the preparation of the accompanying consolidated financial statements.

Basis of Presentation:

These consolidated financial statements include the accounts of the BG Financial Group, Inc.  Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (none of which were other than normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Certain amounts from prior period financial statements have been reclassified to conform to the current year’s presentation.

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

Note 2.            Stock Options and Awards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.”  This Statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2005 and are included below.

The Company applies APB Opinion 25 and related interpretations in accounting for the stock option plan.  All option grants carry exercise prices equal to or above the fair value of the common stock on the date of the grant.  Accordingly, no compensation cost has been recognized.  On May 17, 2005 the Board of Directors approved for all non-vested employee stock options granted to become fully vested and exercisable as of that date.  Any stock options granted after May 17, 2005 are fully exercisable on the date granted.  All stock options granted that are not exercised expire ten (10) years from the date granted. The purpose of the acceleration of vesting is to enable the Company to recognize compensation expense on a pro forma basis associated with these options in future periods in our Consolidated Statements of Income before adoption of SFAS 123R in January 2006.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three-Month Period Ended June 30		Six-Month Period Ended June 30
	2005	2004	2005	2004

Net income, as reported	$118,468	$247,021	$260,983	$513,827

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	83,774	15,300	125,675	30,600

Pro forma net income	$34,694	$231,721	$135,308	$483,227

Earnings per share
Basic – as reported	$.05	$.11	$.11	$.22

Basic – pro forma	$.02	$.10	$.06	$.21

Diluted – as reported	$.05	$.11	$.11	$.22

Diluted – pro forma	$.01	$.10	$.05	$.21

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

Critical Accounting Estimates

The Company follows generally accepted accounting principles that are recognized in the United States, along with general practices within the banking industry.  In connection with the application of those principles and practices, we have made judgments and estimates which, in the case of our allowance for loan and lease losses (ALL), are material to the determination of our financial position and results of operation.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25, and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income.  On April 14, 2005, the Securities and Exchange Commission deferred implementation of SFAS No. 123R for registrants until the next fiscal year following June 15, 2005.  We are currently evaluating the provisions of SFAS No. 123R and will adopt it on January 1, 2006 as required.

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

General

On January 23, 2004, BG Financial Group, Inc. (“Company”), became a one bank holding company, when it acquired all of the outstanding shares of common stock of Bank of Greeneville (“Bank”) in a one for one share exchange.  The Bank is a Tennessee-chartered, FDIC-insured, non-Member commercial bank offering a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumers, commercial and real estate purposes, and is the principal business of the Company.   The Company and the Bank are located at 3095 East Andrew Johnson Highway, Greeneville, Tennessee  37745.

Liquidity

At June 30, 2005, the Company had liquid assets of approximately $13.8 million in the form of cash and federal funds sold compared to approximately $13.2 million on December 31, 2004.  Management believes that the liquid assets are adequate at June 30, 2005. Additional liquidity should be provided by the growth in deposit accounts and loan repayments.  The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide a credit line if necessary.  Management is not aware of any events or uncertainties that are reasonably likely to have a material impact on the Company’s short term or long term liquidity.

Results of Operations

The Company had net income of $118,468 or $.05 per share for the quarter ended June 30, 2005 compared to $247,021 or $.11 per share for the same period in 2004.   Net income for the six months ended June 30, 2005 was $260,983 as compared to a net income of $513,827 for the same period in 2004. Most of the decrease in net income can be accounted for by the addition of senior management personnel and their related salary and benefit costs, an increase in depreciation expense from the new operations center,  along with reductions in the total loan portfolio.

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Net interest income for the quarter ended June 30, 2005 was $844,788 compared to $974,850 for the same period in 2004. Net interest income for the six months ended June 30, 2005 was $1,684,097, compared to $1,952,713 for the same period in 2004. In addition to a reduction in the total loan portfolio, the Company pursues local deposits aggressively, which has resulted in compression of net interest margin.  Based on the Company’s mix of interest earning assets and interest bearing liabilities, management believes that net interest margin should begin to increase for the remainder of the year.  This assumption is based on a continued rising interest rate environment.  If interest rates remain stable or begin to decline, net interest margin could decline due to competitive pricing of both loans and interest bearing deposits.

Benefit from / Provision for Loan Losses

The provision for loan losses represents a charge to operations necessary to establish an allowance for possible loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. There was a benefit from the estimate for loan losses during the three months and six months ended June 30, 2005 due to a change in the methodology used to evaluate impaired loans to identify specific reserves needed.  The benefit from estimated losses was also a result of certain loans, which were considered impaired during the first quarter, being settled with minimal losses. The benefit was $(237,045) and $(368,692), respectively, as compared to the provision of $3,882 and $70,599 for the same periods in 2004.  The benefit for the three and six months ending June 30, 2005 has a positive effect on income and represents an improvement in the overall quality of the loan portfolio, as well as a more detailed review of specific loans by management.  This benefit is due also in part to a reduction in the loan portfolio. During the three and six months ended June 30, 2005, loan charge-offs were $129,190 and $274,425 respectively as compared to $19,499 and $25,322 for the same periods in 2004.  The recoveries for the three and six month periods ended June 30, 2005 were $1,254 and $6,174 respectively as compared to $23,192 and $27,982 for the same periods in 2004.  The benefit from loan losses lowered the total allowance for loan losses to $970,617 at June 30, 2005 from the December 31, 2004 total of $1,607,559, a decrease of 39.6%. Management believes the allowance for possible loan losses at June 30, 2005 to be adequate and will increase during the year to match normal loan growth.

Provisions for Income Taxes

In 2002, the Company posted pre-tax income of $130,109 causing management to believe that it is more likely than not that it will generate future taxable income to utilize its net deferred tax asset.   As a result, the valuation allowance was eliminated and a net deferred tax asset was recorded for the deductible temporary differences and carryforwards that are expected to be available to reduce future taxable income.  The Company’s provision for income tax expense for the three months and six months ended June 30, 2005, was $166,972 and $191,387 respectively when compared to $128,902 and $298,680 for the same periods in 2004.  Management believes the provision for income taxes at June 30, 2005 to be adequate.

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for three months and six months ended June 30, 2005 was $152,649 and $249,674, respectively when compared to $143,475 and $296,023, for the same periods in 2004.  Management believes that other fees and commissions and service charges will begin to increase during the remainder of  2005.  Although the noninterest income for the six months ended June 30, 2005 is $46,349 less than for the same period in 2004, the noninterest income for the three months ended June 30, 2005 shows an increase of $9,174 over the same period in 2004.

Noninterest Expense

Noninterest expenses for the three months and six months ended June 30, 2005, were $949,042 and $1,850,093, respectively as compared to $738,520 and $1,365,630 for the same periods in 2004.  These expenses consisted of increased employee costs due to additions in senior management as well as other departments, and annual review of other employees. Occupancy expenses increased due to the addition of the Company’s Operations Center, which caused greater costs in maintenance, utilities and depreciation expense. Other operating expenses increased also, with the greatest single increase in marketing costs.  Salaries and employee benefits for the three and six months ended June 30, 2005, were $443,123 and $942,198 respectively compared to $359,553 and $688,683 for the same periods in 2004, or an increase of 23.2% and  26.9% respectively.

Financial Condition

Total assets at June 30, 2005, were $86,063,029, a decrease of $5,111,339 or 5.6% compared to 2004 year-end assets of $91,174,368.  The decrease in total assets is mainly due to management’s aggressive efforts to improve the quality of the loan portfolio by recognizing troubled loans and taking appropriate action to have the loan either paid and moved or charged off. Competitive pressures in the local interest rate environment for fixed rate loans have also contributed to the loan portfolio reduction. Deposits decreased to $73,420,240 at June 30, 2005, a decrease of $4,966,987 or 6.3% from $78,387,227 at December 31, 2004.  The decrease in deposits was mainly due to management’s efforts through Asset/Liability Committee recommendations to best match liquidity and profitability.  Securities were $238,200 at June 30, 2005 compared to $226,500 at December 31, 2004.

The Company places an emphasis on an integrated approach to its balance sheet management.  Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below.

Loans

Net loans outstanding totaled $66,509,536 at June 30, 2005 compared to $72,355,286 at December 31, 2004.  Commercial and real estate negative loan growth accounted for almost all of the approximately $5.8 million decline for the first and second quarters of 2005. This negative growth is in part attributable to potential customers seeking fixed rate loans with longer terms than the Company presently offers.

Management feels the overall quality of loans remains solid, as problem loans have been identified and either charged off or adequate provision has been made for any potential loss that might occur.  In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection.  At June 30, 2005, total loans 90 days or more past due and still accruing interest were $0 while total loans 90 days or more past due and in non-accrual status equaled $3,298,186.

Securities

Federal Home Loan Bank (FHLB) stock at June 30, 2005 had an amortized cost of $238,200 and a market value of $238,200 as compared to an amortized cost of $226,500 and a market value of $226,500 at December 31, 2004.   As a member of the FHLB, the Company is required to maintain stock in an amount equal to 0.15% of total assets.  Federal Home Loan Bank stock is carried at cost under the available-for-sale category.  Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Deposits

Total deposits, which are the principal source of funds for the Company, were $73,420,240 at June 30, 2005, compared to $78,387,227 at December 31, 2004 representing a decrease of 6.3%.  As previously stated the decline in total deposits is mainly due to management’s efforts through Asset/Liability Committee recommendations to best match liquidity and profitability. The Company has targeted local consumers, professional and commercial businesses as its central clientele, therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.   The Company established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans.   At June 30, 2005 the Company had outstanding advances of $4,269,887 at the Federal Home Loan Bank.

Capital

Equity capital at June 30, 2005 was $8,004,080, an increase of $260,983 from $7,743,097 at December 31, 2004, due to a net profit of $260,983 for the first two quarters of 2005.

At June 30, 2005, both the Company’s and Bank’s capital ratios were in excess of the regulatory minimums.  Those ratios are as follows:

	Required Minimum Ratio	To Be Well Capitalized Ratio	Bank	Company
Tier 1 Leverage ratio	4.00%	5.00%	8.98%	9.00%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.15%	11.17%
Total risk-based capital ratio	8.00%	10.00%	12.32%	12.35%

The Company’s primary source of liquidity is dividends paid by the Bank. The Bank is subject to the Tennessee Banking Act, which limits a bank’s ability to pay dividends.  The payment of dividends by any bank is dependent upon its earnings and financial condition and subject to the statutory power of certain federal and state regulatory agencies to act to prevent what they deem unsafe or unsound banking practices.  The payment of dividends could, depending upon the financial condition of the Bank, be deemed to constitute such an unsafe or unsound banking practice.  Under Tennessee law, the board of directors of a state bank may not declare dividends in any calendar year that exceeds the total of its retained net income of the preceding two (2) years without the prior approval of the Tennessee Department of Financial Institutions.  The FDIA prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.  The Bank is also subject to the minimum capital requirements of the FDIC which impact the Bank’s ability to pay dividends.  If the Bank fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements.

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

At June 30, 2005, approximately 59.5% of the Company’s gross loans had adjustable rates.  Based on the asset/liability modeling management believes that these loans reprice at a faster pace than liabilities held at the Company.  Because the majority of the Company’s liabilities are 12 months and under and the gap in repricing is asset sensitive management believes that a rising rate environment would have a positive impact on the Company’s net interest margin.  Floors in the majority of the Company’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at June 30, 2005, had outstanding unused lines of credit and standby letters of credit that totaled approximately $9,670,000.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate Federal funds sold or, on a short-term basis, to purchase Federal funds from other banks and to borrow from the Federal Home Loan Bank.  At June 30, 2005, the Company had established the ability to purchase Federal funds with correspondent banks if needed.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth on pages 9 through 15 of Item 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS is incorporated herein by reference.

Item 4.  Controls and Procedures

a)                                      Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer.  The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

b)                                     Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

 None.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        None.

(b)       Not applicable.

(c)        No repurchases of Company securities were made during the quarter ended June 30, 2005.

The only restrictions on working capital and the payment of dividends are those reported in Part I.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)             The annual meeting of the Company’s shareholders was held May 24, 2005.

(b)            The following members of the board of directors were each re-elected as Class I directors to serve for additional three-year terms or until their respective successors are duly elected and qualified:

J. Robert Grubbs

Leonard B. Lawson

The following members of the board of directors were each re-elected as Class II directors to serve for additional one-year terms or until their respective successors are duly elected and qualified:

Don E. Claiborne

Wendy C. Warner

The term of office for the following members of the board of directors continued after the meeting:  William J. Smead and Roger A. Woolsey (Class III directors).

(c)             (1)       The following directors were elected by the following tabulation:

Name	Number of Shares Voting	For	Against	Abstain	Broker Non-Votes

J. Robert Grubbs	1,283,392	1,274,627	8,765	0	0
Leonard B. Lawson	1,283,392	1,274,627	8,765	0	0
Don E. Claiborne	1,283,392	1,274,627	8,765	0	0
Wendy C. Warner	1,283,392	1,274,627	8,765	0	0

(2)          The ratification of the appointment of Pershing Yoakley & Associates, P.C. as independent auditors for the Company for fiscal year 2005 was as follows:

Number of Shares Voting	For	Against	Abstain	Broker Non-Votes

1,274,898	1,268,487	1,855	4,556	0

(d)                                 None.

Item 5.           OTHER INFORMATION

(a)                                  None.

(b)                                 None.

Item 6.           EXHIBITS.

Index to Exhibits.

Exhibit No.	Description
3.1*	Charter of BG Financial Group, Inc.
3.2*	Bylaws of BG Financial Group, Inc.
10.1*	Stock Option Agreement between BG Financial Group, Inc. and J.Robert Grubbs
10.2*	Stock Option Agreement between BG Financial Group, Inc and T. Don Waddell
11	Computation of earnings per share.
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to BG Financial Group, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BG FINANCIAL GROUP, INC.
(Registrant)

DATE:	August 22, 2005	/s/ J. Robert Grubbs
J. Robert Grubbs
President & Chief Executive Officer