Form 10-Q
period 2005-09-30
BG Financial Group, Inc.
filed 2005-11-16
CIK 1290505

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20529

FORM 10-Q

MARK ONE

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

YES ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☐    NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $1.00 par value, outstanding: 2,310,771 at November 1, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
The unaudited consolidated financial statements of the Registrant and its wholly owned subsidiary are as follows:
Consolidated Balance Sheets—September 30, 2005 and December 31, 2004.
Consolidated Statements of Income—For the nine months ended September 30, 2005 and 2004
Consolidated Statements of Income—For the three months ended September 30, 2005 and 2004.
Consolidated Statements of Cash Flows—For the nine months ended September 30, 2005 and 2004.
Notes to Consolidated Financial Statements.
Item 2.	Management’s Discussion and Analysis or Plan of Operation.
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Item 4.	Controls and Procedures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Submission of Matters to a Vote of Security Holders.
Item 5.	Other Information.
Item 6.	Exhibits.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

	As of September 30, 2005	As of December 31, 2004

ASSETS
Cash and due from banks	$4,805,544	$5,538,897
Federal funds sold	6,872,360	7,619,619
Cash and cash equivalents	11,677,904	13,158,516
Federal Home Loan Bank stock, at cost	241,100	226,500
Loans, net of allowance for loan losses of $917,056 in 2005 and $1,607,559 in 2004	67,391,485	72,355,286
Premises and equipment, net	3,803,136	3,895,500
Accrued income receivable	412,786	389,308
Deferred tax benefit	369,800	601,307
Foreclosed assets	762,958	489,649
Prepaid expenses	87,893	58,302
Total Assets	$84,747,062	$91,174,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$7,471,732	$6,755,994
Interest-bearing
Money market, interest checking and savings	18,923,061	16,046,823
Time deposits	45,589,204	55,584,410
Total Deposits	71,983,997	78,387,227
Accrued interest	299,460	202,564
Other liabilities	114,549	482,134
Federal Home Loan Bank advances	4,224,643	4,359,346
Total Liabilities	76,622,649	83,431,271

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,310,771 shares at September 30, 2005 and 2,306,775 shares at December 31, 2004	770,256	768,925
Additional paid-in capital	6,932,307	6,920,322
Retained earnings	421,850	53,850
Total Stockholders’ Equity	8,124,413	7,743,097
Total Liabilities and Stockholders’ Equity	$84,747,062	$91,174,368

The accompanying notes are an integral part of these financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	September 30, 2005	September 30, 2004
Interest and dividend income:
Loans, including fees	$3,862,213	$4,009,382
Dividends on Federal Home Loan Bank stock	8,286	25,738
Federal funds sold and other	220,913	58,063
Total interest and dividend income	4,091,412	4,093,183

Interest expense:
Deposits	1,439,974	1,029,821
Borrowed funds	105,153	109,606
Total interest expense	1,545,127	1,139,427
Net interest income before provision for loan losses	2,546,285	2,953,756

Provision for (benefit from) loan losses	(367,819)	554,112
Net interest income after provision for loan losses	2,914,104	2,399,644

Noninterest income:
Service charges on deposit accounts	202,471	213,498
Fees from origination of mortgage loans	105,958	104,798
Investment sales commissions	78,039	81,378
Other	28,704	19,203
Total noninterest income	415,172	418,877

Noninterest expenses:
Compensation and benefits	1,402,042	1,170,628
Occupancy expenses	355,977	293,705
Marketing	143,697	126,815
Data processing	141,102	147,997
Other operating expenses	709,734	596,216
Total noninterest expense	2,752,552	2,335,361
Income before income taxes	576,724	483,160

Income tax expense (benefit)	208,724	192,740

Net income	$368,000	$290,420

Earnings per share	$.16	$.13

The accompanying notes are an integral part of these financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30, 2005	September 30, 2004
Interest and dividend income:
Loans, including fees	$1,328,172	$1,366,899
Dividends on Federal Home Loan Bank stock	2,927	10,550
Federal funds sold and other	86,370	23,334
Total interest and dividend income	1,417,469	1,400,783

Interest expense:
Deposits	520,455	362,903
Borrowed funds	34,826	36,837
Total interest expense	555,281	399,740
Net interest income before provision for loan losses	862,188	1,001,043

Provision for loan losses	873	483,513
Net interest income after provision for loan losses	861,315	517,530

Noninterest income:
Service charges on deposit accounts	70,302	66,961
Fees from origination of mortgage loans	50,220	30,951
Investment sales commissions	28,982	23,235
Other	15,994	1,707
Total noninterest income	165,498	122,854

Noninterest expenses:
Compensation and benefits	459,844	481,945
Occupancy expenses	120,461	110,666
Marketing	36,874	55,573
Data processing	48,558	57,093
Other operating expenses	236,722	264,454
Total noninterest expense	902,459	969,731
Income (loss) before income taxes	124,354	(329,347)

Income tax expense (benefit)	17,337	(105,940)

Net income (loss)	$107,017	$(223,407)

Earnings (loss) per share	$.05	$(.10)

The accompanying notes are an integral part of these financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2005	September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$368,000	$290,420
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	(367,819)	554,112
Depreciation	228,909	177,792
Realized (gain) loss on sales of foreclosed assets	5,347	(8,919)
Deferred income tax benefit	231,508	16,437
Net change in:
Accrued income receivable	(23,478)	18,274
Other assets	(29,591)	78,913
Other liabilities	(270,691)	299,491
Net cash provided by operating activities	142,185	1,426,520

CASH FLOWS FROM INVESTING ACTIVITIES:
Federal Home Loan Bank stock purchases	(14,600)	(52,500)
Proceeds from sales of foreclosed assets	525,265	255,109
Loan originations and principal collections, net	4,527,699	(7,156,933)
Additions to premises and equipment	(136,544)	(1,261,781)
Net cash provided (used) by investing activities	4,901,820	(8,216,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	3,591,975	4,046,487
Net change in certificates of deposit	(9,995,205)	1,393,693
Issuance of stock	13,316	34,000
Proceeds from short-term borrowings	—	41,000
Federal Home Loan Bank advances	—	276,462
Federal Home Loan Bank repayments	(134,703)	(127,000)
Net cash provided (used) by financing activities	(6,524,617)	5,664,642

Net change in cash and cash equivalents	(1,480,612)	(1,124,943)

Cash and cash equivalents at beginning of year	13,158,516	12,298,970

Cash and cash equivalents at end of year	$11,677,904	$11,174,027

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$1,343,077	$1,010,276
Income taxes paid	$126,000	$—

SUPPLEMENTARY DISCLOSURE OF NONCASH INVESTING ACTIVITY:
Acquisition of foreclosed real estate	$803,921	$490,532

The accompanying notes are an integral part of these financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Summary of Significant Accounting Policies

Nature of Business:

BG Financial Group, Inc. (the “Company”) is a bank holding company whose business is conducted through its wholly-owned subsidiary, Bank of Greeneville (the “Bank”).  Bank of Greeneville is engaged in the business of originating loans within its lending area, Greeneville and Greene County in Tennessee.  The Bank obtains deposits both inside and outside of its primary lending area.  The Company was organized in October 2003.  The Company had minimal assets, liabilities or operations until January, 2004, when it acquired the Bank in a Plan of Share Exchange whereby the stockholders exchanged their shares of ownership in the Bank for shares of ownership in the Company on a one-for-one basis.  As a part of the Plan of Share Exchange, the Bank became a wholly owned subsidiary of the Company.

The following is a description of the significant policies used in the preparation of the accompanying consolidated financial statements.

Basis of Presentation:

These consolidated financial statements include the accounts of the BG Financial Group, Inc.  Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (none of which were other than normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Certain amounts from prior period financial statements have been reclassified to conform to current year’s presentation.

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

                                                  The Company applies APB Opinion 25 and related interpretations in accounting for the stock option plan.  All option grants carry exercise prices equal to or above the fair value of the common stock on the date of the grant.  Accordingly, no compensation cost has been recognized.  On May 17, 2005 the Board of Directors approved for all non-vested employee stock options granted to become fully vested and exercisable as of that date.  Any stock options granted after May 17, 2005 are fully exercisable on the date granted.  All stock options granted that are not exercised expire ten (10) years from the date granted. The purpose of the acceleration of vesting was to enable the Company to recognize compensation expense on a pro forma basis associated with these options in our Consolidated Statements of Income before adoption of SFAS 123R in January 2006.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three-Month Period			Nine-Month Period
	Ended September 30			Ended September 30
	2005	2004		2005	2004

Net income, as reported	$107,017		$(223,407)	$368,000	$290,420

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	15,300		125,675	45,900

Pro forma net income	$107,017		$(238,707)	$242,325	$244,520

Earnings per share
Basic — as reported	$.05	$	.(10)	$.16	$.13

Basic — pro forma	$.05	$	.(10)	$.10	$.11

Diluted — as reported	$.04	$	.(09)	$.15	$.12

Diluted — pro forma	$.04	$	.(10)	$.10	$.10

Note 3.            Earnings Per Share of Common Stock

                                                  Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.  Stock options are regarded as potential common shares.  Potential common shares are computed using the treasury stock method.  For the three and nine months ended September 30, 2005, 82,656 options are excluded from the effect of dilutive securities because they are anti-dilutive; 19,948 options are similarly excluded from the effect of dilutive securities for the three and nine months ended September 30, 2004.

                                                  The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005		2004
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common stockholders	$107,017	2,307,881	$(223,407)	2,297,309

Effect of dilutive securities Stock options outstanding	—	159,973	—	84,217

Diluted EPS
Income available to common shareholders plus assumed conversions	$107,017	2,467,854	$(223,407)	2,381,526

	Nine Months Ended September 30,
	2005		2004
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common stockholders	$368,000	2,307,881	$290,420	2,297,309

Effect of dilutive securities Stock options outstanding	—	159,973	—	84,217

Diluted EPS
Income available to common shareholders plus assumed conversions	$368,000	2,467,854	$290,420	2,381,526

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

                 Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-03) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations.  The SOP does not apply to loans originated by the entity.  The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.  Early adoption is encouraged.  Specific transition guidance applies to certain loans that currently are within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans.  Its adoption has not had a material impact on the consolidated financial position or results of operations of the Company.

                In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25, and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income.  On April 14, 2005, the Securities and Exchange Commission deferred implementation of SFAS No. 123R for registrants until the next fiscal year following June 15, 2005.  We are currently evaluating the provisions of SFAS No. 123R and will adopt it on January 1, 2006 as required.

                In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets” which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions.  The Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  This Statement is effective for nonmonetary asset changes occurring in fiscal periods beginning after June 15, 2005.  The Company does not anticipate this statement having any material impact on their consolidated financial statements.

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

General

                On January 23, 2004, BG Financial Group, Inc. (“Company”), a Tennessee corporation became a bank holding company as it acquired all of the outstanding shares of Bank of Greeneville (“Bank”) in a one for one share exchange.  The Bank is a Tennessee-chartered, FDIC insured, non-Member commercial bank offering a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumers, commercial and real estate purposes, and is the principal business of the Company.   The Company and the Bank are located at 3095 East Andrew Johnson Highway, Greeneville, Tennessee  37745.

                Management’s discussion and analysis of financial condition and results of operations are based on Bank only statements for the three and nine months ended September 30, 2004, whereas, the three and nine months ended September 30, 2005, are based on the consolidated statements of the Company and the Bank.

Liquidity

                At September 30, 2005, the Company had liquid assets of $11.7 million in the form of cash and federal funds sold compared to $13.2 million on December 31, 2004.  Management believes that the liquid assets are adequate at September 30, 2005. Additional liquidity should be provided by the growth in deposit accounts and loan repayments.  The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide a credit line if necessary.  Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Company’s short term or long term liquidity.

Results of Operations

                The Company had net income of $107,017 or $.05 per share for the quarter ended September 30, 2005 compared to a net loss of $223,407 or $.10 per share for the same period in 2004.   Net income for the nine months ended September 30, 2005 was $368,000 as compared to a net income of $290,420 for the same period in 2004. The increase in net income is due in part to the benefit received from loans considered impaired during the first two quarters of 2005, being settled with little or no loss.

Net Interest Income/Margin

                Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Net interest income for the quarter ended September 30, 2005 was $862,188 compared to $1,001,043 for the same period in 2004.  Net interest income for the nine months ended September 30, 2005 was $2,546,285, compared to $2,953,756 for the same period in 2004.  In addition to a reduction in the total loan portfolio, the Company pursues local deposits aggressively, which has resulted in compression of net interest margin.  Based on the Company’s mix of interest earning assets and interest bearing liabilities, management believes that net interest margin should begin to increase for the remainder of the year.  This assumption is based on a continued rising interest rate environment.  If interest rates remain stable or begin to decline, net interest margin could decline due to competitive pricing of both loans and interest bearing deposits.

Benefit from / Provision for Loan Losses

                The provision for loan losses represents a charge to operations necessary to establish an allowance for possible loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. There was a small provision for the estimate for loan losses during the three months ended September 30, 2005, and a benefit from the estimate for loan losses for the nine months ended September 30, 2005, due to a change in the methodology used to evaluate impaired loans to identify specific reserves needed.  The benefit from estimated losses was also a result of certain loans, which were considered impaired during the first quarter, being settled with minimal losses. The provision (benefit) was $873 and $(367,819), for the three months and nine months ended September 30, 2005, respectively, as compared to the provision of $483,513 and $554,112 for the same periods in 2004.  The benefit from loan losses for the nine months ending September 30, 2005 has a positive effect on income and represents an improvement in the overall quality of the loan portfolio, as well as a more detailed review of specific loans by management.  This benefit is due also in part to a reduction in the loan portfolio. During the three and nine months ended September 30, 2005, loan charge-offs were $57,682 and $332,106 respectively as compared to $750,748 and $776,070 for the same periods in 2004.  The recoveries for the three and nine month periods ended September 30, 2005 were $3,248 and $9,422 respectively as compared to $396,877 and $450,874 for the same periods in 2004.  The benefit from loan losses lowered the total allowance for loan losses to $917,056 at September 30, 2005 from the December 31, 2004 total of $1,607,559, a decrease of 43.0%. Management believes the allowance for possible loan losses at September 30, 2005 to be adequate and will increase during the year, if necessary, to match normal loan growth.

Provisions for Income Taxes

                In 2002, the Company posted pre-tax income of $130,109 causing management to believe that it is more likely than not that it will generate future taxable income to utilize its net deferred tax asset.   As a result, the valuation allowance was eliminated and a net deferred tax asset was recorded for the deductible temporary differences and carryforwards that are expected to be available to reduce future taxable income.  The Company’s provision/(benefit) for income tax expense for the three months and nine months ended September 30, 2005, was $17,337 and $208,724, respectively, when compared to $(105,940) and $192,740 for the same periods in 2004.  Management believes the provision for income taxes at September 30, 2005 to be adequate.

Noninterest Income

                The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for three months and nine months ended September 30, 2005 was $165,498 and $415,172, respectively when compared to $122,354 and $418,877, for the same periods in 2004.  Management believes that other fees and commissions and service charges will continue to increase during the remainder of 2005.  Although the noninterest income for the nine months ended September 30, 2005 is $3,705 less than for the same period in 2004, the noninterest income for the three months ended September 30, 2005 shows an increase of $42,644 over the same period in 2004.

Noninterest Expense

                Noninterest expenses for the three months and nine months ended September 30, 2005, were $902,459 and $2,752,552, respectively as compared to $969,731 and $2,335,361 for the same periods in 2004.  These expenses consisted of increased employee costs due to additions in senior management as well as other departments, and annual review of other employees. Occupancy expenses increased due to the addition of the Company’s Operations Center, which caused greater costs in maintenance, utilities and depreciation expense. Other operating expenses increased also, with the greatest single increase in marketing costs.  Salaries and employee benefits for the three and nine months ended September 30, 2005, were $459,844 and $1,402,042 respectively compared to $481,945 and $1,170,628 for the same periods in 2004.

Financial Condition

                Total assets at September 30, 2005, were $84,747,062, a decrease of $6,427,306 or 7.0% compared to 2004 year-end assets of $91,174,368.  The decrease in total assets is mainly due to management’s aggressive efforts to improve the quality of the loan portfolio by recognizing troubled loans and taking appropriate action to have the loan either paid and moved or charged off. Competitive pressures in the local interest rate environment for fixed rate loans have also contributed to the loan portfolio reduction. Deposits decreased to $71,983,997 at September 30, 2005, a decrease of $6,403,230 or 8.2% from $78,387,227 at December 31, 2004.  The decrease in deposits was mainly due to management’s efforts through Asset/Liability Committee meetings to best match liquidity and profitability.  Securities were $241,100 at September 30, 2005 compared to $226,500 at December 31, 2004.

                The Company places an emphasis on an integrated approach to its balance sheet management.  Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below.

Loans

                Net loans outstanding totaled $67,391,485 at September 30, 2005 compared to $72,355,286 at December 31, 2004.  Commercial and real estate loan declines accounted for almost all of the approximately $5.0 million decrease in the loan portfolio for the first three quarters of 2005. This negative growth is in part attributable to potential customers seeking fixed rate loans with longer terms than the Company presently offers.

Management feels the overall quality of loans remains solid, as problem loans have been identified and either charged off or adequate provision has been made for any potential loss that might occur.  In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection.  At September 30, 2005, total loans 90 days or more past due and still accruing interest were $0 while total loans 90 days or more past due and in non-accrual status equaled $1,950,326.

Securities

                Federal Home Loan Bank (FHLB) stock at September 30, 2005 had an amortized cost of $241,100 and a market value of $241,100 as compared to an amortized cost of $226,500 and a market value of $226,500 at December 31, 2004.   As a member of the FHLB, the Company is required to maintain stock in an amount equal to 0.15% of total assets.  Federal Home Loan Bank stock is carried at cost under the available-for-sale category.  Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share

Deposits

                Total deposits, which are the principal source of funds for the Company, were $71,983,997 at September 30, 2005, compared to $78,387,227 at December 31, 2004 representing a decrease of 8.2%.  As previously stated the decline in total deposits is mainly due to management’s efforts through the Asset/Liability Committee to best match liquidity and profitability. The Company has targeted local consumers, professional and commercial businesses as its central clientele, therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.   The Company established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans.   At September 30, 2005 the Company had outstanding advances of $4,224,643 at the Federal Home Loan Bank.

Capital

                Equity capital at September 30, 2005 was $8,124,413, an increase of $381,316 from $7,743,097 at December 31, 2004, due to a net profit of $368,000 for the first three quarters of 2005 and the issuance of 3,996 shares of common stock pursuant to the exercise of stock options for $13,316.

                At September 30, 2005, both the Company’s and Bank’s capital ratios were in excess of the regulatory minimums.  Those ratios are as follows:

	Required Minimum Ratio	To Be Well Capitalized Ratio	Bank	Company
Tier 1 Leverage ratio	4.00%	5.00%	9.42%	9.51%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.32%	11.36%
Total risk-based capital ratio	8.00%	10.00%	12.57%	12.61%

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

If, in the opinion of the applicable federal bank regulatory authority, a depository institution is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require that such institution cease and desist from such practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Moreover, the Federal Reserve Board, the Comptroller of the Currency and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

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

At September 30, 2005, approximately 56.3% of the Company’s gross loans had adjustable rates.  Based on the asset/liability modeling management believes that these loans reprice at a faster pace than liabilities held at the institution.  Because the majority of the Company’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin.  Conversely, floors in the majority of the institutions adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at September 30, 2005, had outstanding unused lines of credit and standby letters of credit that totaled approximately $9,265,000.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate Federal funds sold or, on a short-term basis, to purchase Federal funds from other banks and to borrow from the Federal Home Loan Bank.  At September 30, 2005, the Company had established the ability to purchase Federal funds if needed with correspondent banks.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth on pages 10 through 17 of Item 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS is incorporated herein by reference.

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

                b)            Changes in Internal Controls and Procedures

                                There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

 None.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        3,996 shares of the Company’s common stock were issued during the quarter ended September 30, 2005 as a result of the exercise of the following stock options:

Date Exercised	Number of Shares	Exercise Price

July 6, 2005	1,000	$3.33
July 8, 2005	900	$3.33
July 12, 2005	1,334	$3.33
July 26, 2005	162	$3.33
August 23, 2005	600	$3.33

The aggregate proceeds of the shares sold were $13,316.

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

(b)       Not applicable.

(c)        No repurchases of Company securities were made during the quarter ended September 30, 2005.

The only restrictions on working capital and/or the payment of dividends are those reported in Part I.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

(a)          None.

(b)         None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    OTHER INFORMATION

(a)    None.

(b)    None.

Item 6.    EXHIBITS.

                Index to Exhibits.

Exhibit No.	Description
2.1*	Articles of Share Exchange between BG Financial Group, Inc. and Bank of Greeneville
2.2*	Plan of Share Exchange between BG Financial Group, Inc. and Bank of Greeneville
3.1*	Charter of BG Financial Group, Inc.
3.2*	Bylaws of BG Financial Group, Inc.
10.1*	Stock Option Agreement between BG Financial Group, Inc. and J.Robert Grubbs
10.2*	Stock Option Agreement between BG Financial Group, Inc and T. Don Waddell
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to BG Financial Group, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BG FINANCIAL GROUP, INC.
(Registrant)

DATE:	November 16 , 2005	/s/ J. Robert Grubbs
J. Robert Grubbs
President & Chief Executive Officer