Form 10-K
period 2005-12-31
BG Financial Group, Inc.
filed 2006-04-17
CIK 1290505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate  by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                   Accelerated filer  ☐             Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐.    No  ☒.

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at February 28, 2006 was $34,661,565 million, based upon the average sale price on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Definitive Proxy Statement involving the election of directors at the annual meeting of shareholders to be held May 25, 2006.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Bank of Greeneville commenced operations as a state chartered bank on July 9, 2001. The Bank has total assets of approximately $88 million at December 31, 2005. The Bank’s deposit accounts are insured by the FDIC, up to the maximum applicable limits thereof. The Bank is not a member of the Federal Reserve System.

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

The Corporation’s and the Bank’s principal executive offices are both located at 3095 East Andrew Johnson Highway, Greeneville, Tennessee 37745, and its telephone number is (423) 636-1555.

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

In Greene County as of June 30, 2005, there were 7 banks and 1 savings and loan institution, with at least 25 offices actively engaged in banking activities, including 3 major state-wide financial institutions, with a total of $923 million in deposits. In addition, there are numerous credit unions, finance companies, and other financial services providers.

Employees

At December 31, 2005, the Bank employed 35 persons on a full-time basis, and 7 persons on a part-time basis. The Bank’s employees are not represented by any union or other collective bargaining agreement and the Bank believes its employee relations are satisfactory.

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

Capital Guidelines

The Federal Reserve Board has risk based capital guidelines for bank holding companies and member banks. Under the guidelines, the minimum ratio of capital to risk weighted assets (including certain off balance sheet items, such as standby letters of credit) is 8%. To be considered a “well capitalized” bank or bank holding company under the guidelines, a bank or bank holding company must have a total risk based capital ratio in excess of 10%. At December 31, 2005, on a pro forma basis, the Corporation would have been sufficiently capitalized to be considered “well capitalized.”

At least half of the total capital is to be comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments (“Tier I capital”). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock not qualifying for Tier I capital, and a limited amount of loan loss reserves (“Tier II capital”). The Bank is subject to similar capital requirements adopted by the FDIC. In addition, the Federal Reserve Board, and the FDIC have adopted a minimum leverage ratio (Tier I capital to total assets) of 3% (or 4% if the bank’s CAMEL rating is below “1”). Generally, banking organizations are expected to operate well above the minimum required capital level of 3% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 3%, plus an additional cushion of at least 1% to 2%. Most community banks are encouraged to maintain a leverage ratio of 6.5% to 7.0%; the Bank’s leverage ratio at December 31, 2005, was 9.62%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets.

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

Bank Regulation

The Bank is a Tennessee state-chartered bank and is subject to the regulations of and supervision by the FDIC as well as the TDFI, Tennessee’s state banking authority. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

The Bank believes that at December 31, 2005, the Bank was well capitalized under the criteria discussed above.

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

Brokered Deposits and Pass-Through Insurance. The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance. Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because it believes that the Bank was well capitalized as of December 31, 2005, the Bank believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

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

The IMLAFA requires all “financial institutions,” as defined, to establish anti-money laundering compliance and due diligence programs no later than April 2003. Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program. The Bank has established anti-money laundering compliance and due diligence programs to comply with IMLAFA.

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

The Bank had no tax-exempt loans during the period ended December 31, 2005. The Bank had no loans outstanding to foreign borrowers at December 31, 2005. The Bank’s underwriting guidelines are applied to four major categories of loans, commercial and industrial, consumer, agricultural and real estate which includes residential, construction and development and certain other real estate loans. The Bank requires its loan officers and Board to consider the borrower’s character, the borrower’s financial condition as reflected in current financial statements, the borrower’s management capability, the borrower’s industry and the economic environment in which the loan will be repaid. Before approving a loan, the loan officer or Board must determine that the borrower is basically honest and creditworthy, determine that the borrower is a capable manager, understand the specific purpose of the loan, understand the source and plan of repayment, determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

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

ITEM 1A.               RISK FACTORS

Investing in our common stock involves various risks which are particular to us, our bank, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. These matters could cause the trading price of our common stock to decline in future periods.

We are geographically concentrated in the Greeneville, Tennessee, and changes in local economic conditions impact our profitability.

We operate primarily in Greeneville, Tennessee, and substantially all of our loan customers and most of our deposit and other customers live or have operations in Greeneville. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in Greeneville, along with the continued attraction of business ventures to the area. Our profitability is impacted by the changes in general economic conditions in this market. Additionally, unfavorable local or national economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Our continued growth may require the need for additional capital and further regulatory approvals which, if not obtained, could adversely impact our profitability and implementation of our current business plan.

To continue to grow, we will need to provide sufficient capital to the Corporation through earnings generation, additional equity offerings or borrowed funds or any combination of these sources of funds. Should we incur indebtedness, we are required to obtain certain regulatory approvals beforehand. Should our growth exceed our expectations, we may need to raise additional capital over our projected capital needs. However, our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand and grow our operations could be materially impaired. Additionally, our current plan involves increasing our branch network, which will require capital expenditures. Our expansion efforts may also require certain regulatory approvals. Should we not be able to obtain such approvals or otherwise not be able to grow our asset base, our ability to attain our long-term profitability goals will be more difficult.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

If loan customers with significant loan balances fail to repay their loans according to the terms of these loans, our earnings would suffer. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the repayment of our loans. We maintain an allowance for loan losses in an attempt to cover the inherent risks associated with lending. In determining the size of this allowance, we rely on an analysis of our loan portfolio based on volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, national and local economic conditions, other factors and other pertinent information. Because we are a relatively young organization, our allowance estimation may be less reflective of our historical loss experience than a more mature organization. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential loan losses, and additional provisions may be necessary which would decrease our earnings.

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of our loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

Fluctuations in interest rates could reduce our profitability.

Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under our direct control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits.

As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our earnings may be negatively affected.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.

The Corporation could sustain losses if its asset quality declines.

The Corporation’s earnings are affected by the Bank’s ability to properly originate, underwrite and service loans. The Corporation could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause the Bank’s interest income and net interest margin to decrease and its provisions for loan losses to increase, which could adversely affect the Corporation’s results of operations and financial condition.

Loss of our senior executive officers or other key employees could impair our relationship with our customers and adversely affect our business.

We have assembled a senior management team which has a substantial background and experience in banking and financial services in the Greeneville market. Loss of these key personnel could negatively impact our earnings because of their skills, customer relationships and/or the potential difficulty of promptly replacing them.

Competition with other banking institutions could adversely affect our profitability.

A number of banking institutions in the Greeneville market have higher lending limits, more banking offices, and a larger market share. In addition, our asset management division competes with numerous brokerage firms and mutual fund companies which are also much larger. In some respects, this may place these competitors in a competitive advantage, although many of our customers have selected us because of service quality concerns at the larger enterprises. This competition may limit or reduce our profitability, reduce our growth and adversely affect our results of operations and financial condition.

Even though the Corporation’s common stock is currently traded on a local basis, the trading volume in its common stock has been thin and the sale of substantial amounts of the Corporation’s common stock in the public market could depress the price of its common stock.

The Corporation cannot say with any certainty when a more active and liquid trading market for its common stock will develop or be sustained. Because of this, the Corporation’s shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

The Corporation cannot predict the effect, if any, that future sales of its common stock in the market, or availability of shares of its common stock for sale in the market, will have on the market price of the Corporation’s common stock. The Corporation, therefore, can give no assurance that sales of substantial amounts of its common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of its common stock to decline or impair its ability to raise capital through sales of its common stock.

The market price of the Corporation’s common stock may fluctuate in the future, and these fluctuations may be unrelated to its performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

The Corporation may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain its capital at desired levels or required regulatory levels, or to fund future growth, the Corporation’s board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of its common stock. The sale of these shares may significantly dilute the Corporation’s shareholders ownership interest as a shareholder and the per share book value of its common stock. New investors in the future may also have rights, preferences and privileges senior to its current shareholders which may adversely impact its current shareholders.

The Corporation’s ability to declare and pay dividends is limited by law and it may be unable to pay future dividends.

 The Corporation’s ability to pay dividends is derived from the income of the Bank. The Bank’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Department of Financial Institutions. In addition, the FRB may impose restrictions on the Corporation’s ability to pay dividends on its common stock. As a result, the Corporation cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future.

Liquidity needs could adversely affect the Corporation’s results of operations and financial condition.

The Corporation relies on dividends from the Bank as its primary source of funds. The primary source of funds of the Bank are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Bank may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While the Bank believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. The Bank may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Our business is dependent on technology, and an inability to invest in technological improvements may adversely affect our results of operations and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. We have made significant investments in data processing, management information systems and internet banking accessibility. Our future success will depend in part upon our ability to create additional efficiencies in our operations through the use of technology, particularly in light of our past and projected growth strategy. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot make assurances that our technological improvements will increase our operational efficiency or that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  PROPERTIES

The main office of the Corporation is located at 3095 East Andrew Johnson Highway, Greeneville, Greene County, Tennessee, which is also the main office of the Bank. This location is a 2.66 acre lot, on which there is a fully operational modular bank unit. A full service branch banking office of the Bank is located at 506 Asheville Highway, Greeneville, Greene County, Tennessee. Both locations are centrally located and in high traffic/exposure areas. Automatic teller machines and overnight “deposit drops” are positioned to serve the Bank’s clients. Additional branches may be established as market opportunities surface

ITEM 3.                  LEGAL PROCEEDINGS

To the best of the Corporation’s knowledge, there are no pending legal proceedings, other than routine litigation incidental to the business, to which the Corporation or the Bank is a party or of which any of the Corporation’s or the Bank’s property is the subject.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2005 through the solicitation of proxies or otherwise.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Corporation is not traded through an organized exchange nor is there a known active trading market. The number of shareholders of record at December 31, 2005 was 1,610. Holders of the Corporation’s common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available. Dividends will be affected by other factors including applicable government regulations and policies. The following table shows the quarterly range of high and low sale prices for the Corporation’s stock during the fiscal years 2005 and 2004. These sale prices represent known transactions and do not necessarily represent all trading transactions for the periods.

Year		High	Low

2004:	First Quarter	$16.00	$15.00
	Second Quarter	$17.00	$16.00
	Third Quarter	$17.00	$15.00
	Fourth Quarter	$18.00	$15.00

2005:	First Quarter	$19.00	$14.00
	Second Quarter	$19.00	$16.00
	Third Quarter	$17.00	$14.00
	Fourth Quarter	$16.00	$15.00

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

The following table reflects the number of shares to be issued upon the exercise of options granted under the Option agreements, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for issuance upon the exercise of authorized, not-yet-granted options as of December 31, 2005:

Equity Compensation Plan Information

Plan Category	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)	# of Equity Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders	242,629	$5.12	73,700
Total	242,629	$5.12	73,700

The maximum number of shares of the Corporation’s common stock available for issuance pursuant to stock options is 375,000 shares. As of December 31, 2005 the maximum number of shares available for future stock option grants is 73,700 shares. The option exercise price is equal to the fair market value of the Corporation’s common stock at the date of the grant. The options expire on the tenth anniversary of the date of the option. In anticipation of adopting Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, the Corporation elected to immediately vest all remaining stock options during 2005 to avoid the recognition of compensation costs in the consolidated statements of income in future periods. Proceeds received by the Corporation from exercises of the stock options are credited to common stock and additional paid-in capital.

Recent Sales of Unregistered Securities

In July 2001, the Bank issued 750,000 shares of its common stock in an initial offering. This sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3. Since its initial offering, neither the Bank nor the Corporation has sold any additional shares of its common stock, except as follows:

•      On December 31, 2002, J. Robert Grubbs, exercised the option to purchase 30,000 shares of common stock at an exercise price of $3.33 per share. On December 31, 2003, J. Robert Grubbs, Don Waddell and Julia Hawk exercised the option to purchase 3,175, 4,500 and 3,000 shares of common stock at an exercise price of $3.33 per share, respectively. On December 31, 2004, Don Waddell, Julia Hawk and Eric Scott exercised the option to purchase 2,000, 3,000 and 6,000 shares of common stock at an exercise price of $3.33 per share, respectively. On July 6, 2005, Julia Hawk exercised the option to purchase 1,000 shares of common stock at an exercise price of $3.33 per share. On July 8, 2005, Julia Hawk exercised the option to purchase 900 shares of common stock at an exercise price of $3.33 per share. On July 12, 2005, Julia Hawk exercised the option to purchase 1,334 shares of common stock at an exercise price of $3.33 per share. On July 22, 2005, Julia Hawk exercised the option to purchase 162 shares of common stock at an exercise price of $3.33 per share. On August 23, 2005, Julia Hawk exercised the option to purchase 600 shares of common stock at an exercise price of $3.33 per share. The Corporation relied on the exemption provided by Section 4(2) of the Securities Act of 1933 for each of these transactions.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The Corporation made no repurchases of its equity securities, and no Affiliated Purchasers (as defined in Rule 10b - 18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of the Corporation’s equity securities during the fourth quarter of the fiscal year ended December 31, 2005.

ITEM 6.                  SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 should be read in conjunction with the financial statements included in Item 8:

	2005	2004	2003	2002	2001

Income Statement Data:
Total interest income	$5,499,510	$5,498,717	$4,308,390	$2,598,782	$658,849
Total interest expense	2,118,949	1,576,080	1,216,359	790,959	222,539
Net interest income	3,380,561	3,922,637	3,092,031	1,807,823	436,310
(Provision for)/benefit from loan losses	555,222	(615,251)	(956,609)	(315,620)	(136,004)
Net interest income after provision for loan losses	3,935,783	3,307,386	2,135,422	1,492,203	300,306
Noninterest income:
Other income	565,259	531,677	612,465	461,892	122,084
Noninterest expenses	(3,573,651)	(3,107,363)	(2,404,681)	(1,823,986)	(1,761,303)
Income before income taxes	927,391	731,700	343,206	130,109	(1,338,913)
Income tax expense	(342,981)	(227,555)	(89,704)	510,006	—
Net income (loss)	$584,410	$504,145	$253,502	$640,115	$(1,338,913)

Per Share Data: (1)
Net income (loss), basic	$0.25	$0.22	$0.11	$0.28	$(1.79)
Net income (loss), assuming dissolution	$0.24	$0.21	$0.11	$0.28	$(1.79)
Dividends declared	N/A	N/A	N/A	N/A	N/A
Book value	$3.61	$3.36	$3.14	$3.03	$2.74

Financial Condition Data:
Total assets	$87,784,710	$91,174,368	$85,075,150	$53,045,438	$24,617,801
Loans, net	$64,054,625	$72,355,286	$68,539,235	$42,293,917	$17,857,395
Federal Home Loan Bank stock	$244,500	$226,500	$171,700	$134,300	$—
Federal funds sold	$13,557,689	$7,619,619	$7,244,455	$5,579,365	$2,813,875
Deposits	$74,702,688	$78,387,227	$73,461,766	$43,269,854	$18,307,070
Federal Home Loan Bank - advances	$4,179,052	$4,359,346	$4,254,106	$2,672,000	$—
Stockholder’s equity	$8,340,823	$7,743,097	$7,207,287	$6,901,202	$6,161,087

Selected Ratios:
Interest rate spread	3.95%	4.40%	4.55%	4.59%	3.24%
Net yield on interest-earning assets	4.24%	4.61%	4.85%	4.99%	3.75%
Return on average assets	0.67%	0.55%	0.37%	1.62%	(10.31)%
Return on average equity	7.32%	6.60%	3.51%	10.33%	(49.15)%
Average equity to average assets	9.12%	8.37%	10.64%	15.64%	20.98%
Dividend payout ratio	N/A	N/A	N/A	N/A	N/A
Ratio of nonperforming assets to total assets	2.39%	0.59%	0.10%	0.00%	0.00%
Ratio of allowance for loan losses to nonperforming assets	33.28%	300.79%	1,626.14%	N/A	N/A
Ratio of allowance for loan losses to total loans, net of unearned income	1.08%	2.17%	1.93%	1.25%	1.25%

(1) Amounts have been restated to reflect the effect of the Company’s three-for-one stock split effected April 25, 2003.

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2005, 2004 and 2003. The discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in order to obtain a better understanding of the information contained in the financial statements. The discussions contained herein are for the consolidated entity BG Financial Group, Inc. (the “Corporation”) and its wholly-owned subsidiary Bank of Greeneville (the “Bank”) collectively referred to herein as the “Company”. As discussed in the Footnote 1 to the financial statements the financial condition and results of operations for the years ended December 31, 2005 and 2004 are for the Corporation and the Bank as a consolidated entity and the financial condition and results of operations for the year ended December 31, 2003 are for the Bank only.

Overview

The Company’s net income increased to $584,410 in 2005 from $504,145 in 2004. This represents a 15.9% increase.

Management believes that a rising interest rate environment, which appears to be more likely than a falling or steady rate environment, should result in greater net interest income for the Company. As of December 31, 2005 approximately 57% of the Company’s loans are adjustable rate loans that reprice with prime rate increases on a daily basis. The Company believes that we will continue to place our emphasis on making adjustable rate loans to better match corresponding rising costs of funds.

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

Critical Accounting Estimates

The Company follows generally accepted accounting principles that are recognized in the United States, along with general practices within the banking industry. In connection with the application of those principles and practices, we have made judgments and estimates which, in the case of our allowance for loan and lease losses (ALLL), are material to the determination of our financial position and results of operation. Other estimates relate to the valuation of assets acquired in connection with foreclosures or in satisfaction of loans, and realization of deferred tax assets.

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

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and

how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation.”  This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income. The revised statement is effective as of the first interim or annual period beginning after June 15, 2005. In anticipation of adopting SFAS No. 123R, the Company elected to immediately vest all remaining stock options during 2005 to avoid the recognition of compensation costs in the consolidated statement of income in future periods.

The FASB issued an FSP on December 15, 2005, “SOP 94-6-1 - Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” which addresses the disclosure requirements for certain nontraditional mortgage and other loan products the aggregation of which may constitute a concentration of credit risk under existing accounting literature. Pursuant to this FSP, the FASB’s intentions were to reemphasize the adequacy of such disclosures and noted that the recent popularity of certain loan products such as negative amortization loans, high loan-to-value loans, interest only loans, teaser rate loans, option adjusted rate mortgage loans and other loan product types may aggregate to the point of being a concentration of credit risk to an issuer and thus may require enhanced disclosures under existing guidance. This FSP was effective immediately. The adoption of this FSP did not have a material impact on the consolidated financial statements.

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

Results of Operations

The Company had net income of $584,410 for the year ended December 31, 2005 (or $.25 per share) compared to $504,145 (or $.22 per share) and $253,502 (or $.11 per share) for the years ended December 31, 2004 and 2003 respectively.

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Interest income for 2005 was $5,499,510 compared to $5,498,717 and $4,308,390 in 2004 and 2003 respectively. Total interest expense was $2,118,949 in 2005 compared to $1,576,080 and $1,216,359 in 2004 and 2003 respectively. Average earning assets increased from approximately $64 million in 2003 to approximately $85 million in 2004 (33%) and decreased to approximately $80 million in 2005 (6%). Average interest-bearing deposits increased from approximately $55 million in 2003 to approximately $77 million in 2004 (40%) and to approximately $72 million (6%) in 2005.

Benefit from / Provision for Loan Losses

The provision for (benefit from) loan losses represents a charge (or recovery) to operations necessary to establish an allowance for possible loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. For the year ended December 31, 2005, there was a net benefit to earnings of $555,222 due to a decrease in the allowance for loan losses as compared to an expense of $615,251 for the year ended December 31, 2004. There are several reasons for the benefit recognized in 2005. One factor was that several loans, which were classified as special mention, substandard or doubtful as of December 31, 2004, were paid out during 2005 with minimal losses. In addition, the Bank’s loan portfolio as a whole, as of December 31, 2005, has decreased by approximately $9.2 million (includes classified loans from 2004 that paid out in 2005 discussed above) since December 31, 2004. Another factor is that the Bank modified its methodology to specifically evaluate all commercial and real estate loans classified as substandard or doubtful over $100,000 for impairment. This change in methodology provided a benefit of approximately $163,000 in 2005. Given the fact that many of the Bank’s loans are considered to be well collateralized by real estate, the Bank has estimated minimal exposure on its impaired loans as of December 31, 2005. For much of 2005, the Bank was under competitive pressure from local credit unions and other local banks offering lower rates on fixed rate loans. Management made the decision to let certain outstanding loans refinance at credit unions and other local banks, versus subjecting the bank to the interest rate and credit risks that would be created to retain the loan.

The tables below illustrate the impact of several loans, which were classified as special mention, substandard or doubtful, as of December 31, 2004, paying out during 2005 with minimal losses. In addition, they illustrate the impact of the modification to the methodology used for loan losses to evaluate more specific loans for impairment. They also demonstrate the progress that has been made throughout the 2005 year in reducing the aggregate level of classified loans.

2004 general reserve on $5,001,456 of classified loans		$725,843
2005 general reserve on $338,978 of classified loans		25,757
	Impact	(700,086)

2004 specific reserve on $323,446 of loans evaluated		45,000
2005 specific reserve on $1,692,162 of loans evaluated		90,662
	Impact	45,662
	Total impact	(654,424)

Total benefit from change in methodology		(163,162)
Estimated benefit from other decline in loan portfolio as a whole		(102,815)
Net charged-off loans during 2005		365,179
	Benefit from loan losses for 2005 year	$(555,222)

	Allowance for Loan Losses
Component	12/31/04	03/31/05	06/30/05	09/30/05	12/31/05

Classified Loans (Substandard, Doubtful, or Loss)

General	$924,499	$592,991	$116,102	$27,481	$44,429

Specific	45,000	319,471	305,042	309,528	90,662

Total Allowance for Classified Loans	969,499	912,462	421,144	337,009	135,091

Special Mention	109,755	65,229	45,594	38,362	56,069

Remaining Loans	528,305	526,131	503,879	541,685	505,853

Total	$1,607,559	$1,503,822	$970,617	$917,056	$697,013

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures. For large groups of smaller homogeneous loans, the allowance is determined by calculating the following components:  historical loss experience, adjustments to reflect the effect of current conditions, and adjustments for other factors. Management believes the allowance for possible loan losses at December 31, 2005 to be adequate.

The year ended December 31, 2005 represents the Bank’s fourth full year of operations. In determining the component for historical loss experience, the Bank has considered the average of the last four years’ experience. This component has been adjusted, due to the fact that the Bank has limited loss experience given the age of the Bank. The component has been further adjusted for uncertain local economic conditions, due to higher unemployment.

Provisions for Income Taxes

Due to the Company’s bank subsidiary’s loss in 2001, there was no income tax expense incurred, and a deferred tax asset was recorded with a valuation allowance. In 2003, 2004 and 2005, the Company posted pre-tax income of $343,206, $731,700 and $927,391 respectively; causing management to believe that it is more likely than not that it will generate future taxable income to utilize its net deferred tax asset. As a result, the valuation allowance was eliminated and a net deferred tax asset was recorded for the deductible temporary differences and carryforwards that are expected to be available to reduce future taxable income.

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions. Total noninterest income for 2005 was $565,259 compared to $531,677 and $612,465 in 2004 and 2003 respectively. The main reason for the increase in 2005 when compared to 2004 was due to a 14% increase in service charges on deposit accounts. The decrease in 2004 when compared to 2003 was due to a decrease in mortgage banking activities (origination and sale of 1-4 family loans), and the decrease in service charges on deposits. Management projects that other fees and commissions and service charges will increase in 2006 due to the growth of the Company.

Noninterest Expense

Noninterest expenses totaled $3,573,651 in 2005 compared to $3,107,363 and $2,404,681 in 2004 and 2003, respectively, and consisted of employee costs, occupancy expense and other operating expenses. Salaries and employee benefits increased from $1,290,696 in 2003 to $1,529,482 in 2004 and to $1,802,775 in 2005.

Financial Condition

Total assets at December 31, 2005, were $87,784,710, a decrease of $3,389,658 or 3.7% over 2004 year end assets of $91,174,368. Total assets for the 2003 year end were $85,075,150. Deposits decreased to $74,702,688 at December 31, 2005, a decrease of $3,684,539 or 4.70% from $78,387,227 at December 31, 2004. Total deposits for the year end 2003 were $73,461,766. Loans decreased by $9,211,207, or 12.5%, to $64,751,638 at year end 2005, from $73,962,845 at year-end 2004. Total loans for the year end 2003 were $69,889,501. Securities were $244,500 at December 31, 2005 compared to $226,500 at December 31, 2004. Securities were $171,700 at year end 2003. Most of the decrease in total assets from 2004 to 2005 is accounted for by the reduction in the loan portfolio. The reason for the loan portfolio reduction is explained below.

The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are discussed below.

Loans

Loans outstanding totaled $64,751,638 at December 31, 2005 compared to $73,962,845 and $69,889,501 at December 31, 2004 and 2003 respectively. Commercial real estate loan growth decreased $5,777,834 while other commercial loans decreased $1,605,159 during 2005. As previously stated, the Bank was under competitive pressure from local credit unions and other local banks offering lower rates on fixed rate loans for most of 2005. Management made the decision to let certain outstanding loans refinance at credit unions and other local banks, versus subjecting the bank to the interest rate and credit risks that would be created to retain the loan. The loan portfolio was further reduced by several classified loans being paid out during the year 2005.

The types of loans at December 31, 2005 are Installment ($4,642,731), Commercial ($19,322,800), Commercial Real Estate ($25,782,176), and Mortgage ($15,003,931).

Management feels the overall quality of loans remains solid. In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection. At December 31, 2005, total loans 90 days or more past due and still accruing interest were $78,509 while total loans 90 days or more past due and in non-accrual status equaled $2,094,311.

Securities

Federal Home Loan Bank (FHLB) stock at December 31, 2005 had an amortized cost of $244,500 and a market value of $244,500 as compared to an amortized cost of $226,500 and a market value of $226,500 at December 31, 2004. The amortized cost and market value of the FHLB stock for the year end 2003 were $171,700. As a member of the Federal Home Loan Bank, the Company is required to maintain stock in an amount equal to 0.15% of total assets. Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Deposits

Total deposits, which are the principal source of funds for the Company, were $74,702,688 at December 31, 2005 compared to $78,387,227 and $73,461,766 at December 31, 2004 and 2003, respectively. The decrease of $3,684,539 from year end 2004 to year end 2005 represents a decrease of 4.70%. The Company has targeted local consumers, professional and commercial businesses as its central clientele, therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers. The Company established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans. At December 31, 2005, 2004 and 2003 the Company had outstanding advances of $4,179,052, $4,359,346 and $4,254,106, respectively, at the Federal Home Loan Bank.

Liquidity

At December 31, 2005, the Company had liquid assets of approximately $18.5 million in the form of cash, federal funds sold and Federal Home Loan Bank Stock available for sale compared to approximately $13.4 million and approximately $12.5 million on December 31, 2004 and 2003 respectively. Management believes that the liquid assets are adequate at December 31, 2005. Additional liquidity will be provided by the growth in deposit accounts and loan repayments. The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide an additional credit line if necessary. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Company’s short term or long term liquidity.

Capital

Total shareholders’ equity at December 31, 2005 was $8,340,823, an increase of $597,726 from $7,743,097 at December 31, 2004, due to a profit of $584,410 for the 2005 year and the exercise of 3,996 shares of common stock options by key officers of the Company. Common stock increased $1,331 and surplus $11,985 from the exercise of common stock options. The total capital for the year end 2003 was $7,207,287.

At December 31, 2005, capital ratios were in excess of the regulatory minimums with the Company’s Tier 1, total risk-based and leverage ratio.

The Company’s actual capital amounts and ratios are as follows:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio

As of December 31, 2005 (in Thousands)
Tier 1 Capital (To Average assets):
Consolidated	$8,345	9.65%	>	$3,459	>	4%	>	N/A		N/A
Bank of Greeneville	$8,317	9.62%	>	$3,458	>	4%	>	$4,322	>	5%
Tier 1 Capital (To Risk Weighted Assets):
Consolidated	$8,345	12.12%	>	$2,756	>	4%	>	N/A		N/A
Bank of Greeneville	$8,317	12.08%	>	$2,754	>	4%	>	$4,132	>	6%
Total Capital (To Risk Weighted Assets):
Consolidated	$9,042	13.13%	>	$5,511	>	8%	>	N/A		N/A
Bank of Greeneville	$9,014	13.09%	>	$5,509	>	8%	>	$6,886	>	10%

As of December 31, 2004 (in Thousands)
Tier 1 Capital (To Average assets):
Consolidated	$7,743	8.55%	>	$3,621	>	4%	>	N/A		N/A
Bank of Greeneville	$7,690	8.50%	>	$3,620	>	4%	>	$4,525	>	5%
Tier 1 Capital (To Risk Weighted Assets):
Consolidated	$7,743	9.90%	>	$3,129	>	4%	>	N/A		N/A
Bank of Greeneville	$7,690	10.00%	>	$3,076	>	4%	>	$4,614	>	6%
Total Capital (To Risk Weighted Assets):
Consolidated	$8,713	11.14%	>	$6,258	>	8%	>	N/A		N/A
Bank of Greeneville	$8,659	11.26%	>	$6,152	>	8%	>	$7,691	>	10%

As of December 31, 2003 (in Thousands)
Tier 1 Capital (To Average assets):
Bank of Greeneville	$7,207	8.9%	>	$3,246	>	4. %	>	$4,057	>	5.0%
Tier 1 Capital (To Risk Weighted Assets):
Bank of Greeneville	$7,207	10.2%	>	$2,821	>	4. %	>	$4,231	>	6.0%
Total Capital (To Risk Weighted Assets):
Bank of Greeneville	$8,094	11.5%	>	$5,642	>	8. %	>	$7,052	>	10.0%

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

At December 31, 2005, approximately 57% of the Company’s gross loans had adjustable rates. Based on the asset/liability modeling management believes that these loans reprice at a faster pace than liabilities held at the Company. Because the majority of the institution’s liabilities are 12 months and under and the gap in repricing is asset sensitive, with loans repricing daily, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin. Floors in the majority of the Company’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at December 31, 2005, had outstanding unused lines of credit and standby letters of credit that totaled $9,805,884. These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements. The Company has the ability to liquidate Federal funds sold or, on a short-term basis, to purchase Federal funds from other banks and to borrow from the Federal Home Loan Bank. At December 31, 2005, the Company had established with correspondent banks the ability to purchase Federal funds if needed.

I.              AVERAGE BALANCE SHEETS, NET INTEREST REVENUE AND CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table shows the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for each of the years in the two-year period ended December 31, 2005. The table is presented on taxable equivalent basis, if applicable.

	2005			2004
	Average Balance	Interest	Average Yields/ Rate	Average Balance	Interest	Average Yields/ Rate
Assets:

Interest-earning assets:

Loans	$68,904,827	$5,149,519	7.47%	$75,435,264	$5,376,509	7.13%
FHLB stock	234,889	11,780	5.02%	205,821	8,578	4.17%
Deposits	1,590,170	45,806	2.88%	1,857,123	19,943	1.07%
Federal funds sold	9,053,400	292,405	3.23%	7,588,098	93,687	1.23%

Total interest-earning assets	79,783,286	5,499,510	6.89%	85,086,306	5,498,717	6.46%

Cash and due from banks	3,507,530			2,961,599
Other assets	5,443,680			4,679,699
Allowance for loan losses	(1,175,266)			(1,442,234)

Total Assets	$87,559,230			$91,285,370

Liabilities and Stockholder’s Equity:

Interest-bearing liabilities:

Demand deposits	$11,125,760	$233,235	2.10%	$9,686,964	$102,811	1.06%
Savings deposits	7,267,492	132,254	1.82%	4,516,184	45,658	1.01%
Other time deposits	49,375,553	1,613,861	3.27%	58,014,179	1,282,098	2.21%
FHLB advances	4,276,160	139,599	3.26%	4,409,274	145,513	3.30%

Total interest-bearing liabilities	72,044,965	2,118,949	2.94%	76,626,601	1,576,080	2.06%

	2005			2004
	Average Balance	Interest	Average Yields/ Rate	Average Balance	Interest	Average Yields/ Rate

Non-interest bearing demand deposits	7,106,706			6,643,265
Other liabilities	421,067			378,163
Stockholder’s equity	7,986,492			7,637,341

Total liabilities and stockholder’s equity	$87,559,230			$91,285,370

Net interest earnings		$3,380,561			$3,922,637

Net interest spread			3.95%			4.40%

Net interest margin			4.24%			4.61%

Note: Average loan balances include nonaccrual loans. Interest income collected on nonaccrual loans has been included.

The net interest margin for 2005 was 4.24% compared to a net interest margin of 4.61% for the same period in 2004, a decrease of 37 basis points. The net change in the net interest margin is due to competitive pressure from local banks and credit unions offering lower rates on fixed rate loans for most of 2005. Several loans were not renewed or renewed at lower interest rate spreads. The net interest margin for 2003 was 4.85%, compared to the 4.61% margin in 2004, a decrease of 24 basis points. Other matters related to the changes in net interest income, net yields and rate, and net interest margin are presented below:

•      Our loan yields increased from 2004 to 2005. For asset/liability management purposes, we have emphasized variable rate loans since our inception such that approximately 57.0% of our loans are variable rate loans at December 31, 2005 compared to 62.0% at December 31, 2004 and 61.0% at December 31, 2003. Variable rate loans generally have lower yields than do fixed rate loans, but better match the cost of funds in a rising rate environment.

•      During 2005 the average balances of noninterest bearing deposits increased by $463,441 or 6.98%, while interest bearing deposits decreased by $4,581,636 or 5.98%. Rates continued to increase in 2005 over 2004. Management anticipates a continuation in funding rate increases on interest bearing deposits in 2006.

Net interest income decreased by $542,076 between the years ended December 31, 2005 and 2004 and increased by $830,606 between the years ended December 31, 2004 and 2003. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes:

	2005 Compared to 2004 Increase (Decrease) due to			2004 Compared to 2003 Increase (Decrease) due to
	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets:

Loans	$238,630	$(465,620)	$(226,990)	$(387,384)	$1,544,296	$1,156,912
FHLB stock	1,990	1,212	3,202	(46)	2,070	2,024
Deposits	28,719	(2,856)	25,863	7,665	419	8,084
Federal funds sold	180,695	18,023	198,718	13,091	10,216	23,307

	2005 Compared to 2004 Increase (Decrease) due to			2004 Compared to 2003 Increase (Decrease) due to
	Rate	Volume	Net	Rate	Volume	Net

Total interest-earning assets	450,034	(449,241)	793	(366,674)	1,557,001	1,190,327

Interest-bearing liabilities:

Demand deposits	116,428	15,251	131,679	(18,436)	18,932	496
Savings deposits	58,870	27,788	86,658	(4,845)	17,808	12,963
Other time deposits	521,360	(190,914)	330,446	(76,129)	404,636	328,507
FHLB advances	(1,521)	(4,393)	(5,914)	(12,210)	29,965	17,755

Total interest-bearing liabilities	695,137	(152,268)	542,869	(111,620)	471,341	359,721

Net interest income	$(245,103)	$(296,973)	$(542,076)	$(255,054)	$1,085,660	$830,606

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

II.            INVESTMENT PORTFOLIO

The Company had no investments as of December 31, 2005 and 2004.

III.           LOAN PORTFOLIO

A.            Loan Types.

The following schedule details the loans of the Company at December 31, 2005 and 2004:

	December 31 2005	December 31 2004

Consumer installment	$4,642,731	$5,522,402
Commercial	19,322,800	20,927,959
Commercial real estate	25,782,176	31,560,010
Residential mortgage	15,003,931	15,952,474
	64,751,638	73,962,845
Less:
Allowance for loan losses	697,013	1,607,559

Loans, net	$64,054,625	$72,355,286

B.            Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivities to interest rate changes for loans and deposits as of December 31, 2005:

	Within 1 year	1 to 5 years	Over 5 years	Total

Uses of Funds:

Loans
Installment	$1,369,940	$3,178,264	$94,527	$4,642,731
Commercial	8,721,793	10,361,698	239,309	19,322,800
Commercial real estate	8,757,956	16,722,666	301,554	25,782,176
Mortgage	4,347,106	7,889,063	2,767,762	15,003,931

Total Loans	23,196,795	38,151,691	3,403,152	64,751,638

FHLB stock	244,500	—	—	244,500
Deposits	1,441,687	—	—	1,441,687
Federal funds sold	13,557,689	—	—	13,557,689

Total earning assets	$38,440,671	$38,151,691	$3,403,152	$79,995,514

Sources of funds:

Deposits:
Interest bearing Money market, interest checking and savings	$22,070,383	$—	$—	$22,070,383
Time deposits	36,478,874	7,529,020	—	44,007,894

Total Deposits	58,549,257	7,529,020	—	66,078,277

Borrowings	—	4,179,052	—	4,179,052

Total interest-bearing liabilities	$58,549,257	$11,708,072	$—	$70,257,329

Net repricing gap	$(20,108,586)	$26,443,619	$3,403,152	$9,738,185

Rate sensitivity gap:

Net repricing gap as a percentage of total earning assets	(25.14)%	33.06%	4.25%	12.17%
Cumulative Gap	$(20,108,586)	$6,335,033	$9,738,185

Cumulative gap as a percentage of total earning assets	(25.14)%	7.92%	12.17%

	Within 1 year	1 to 5 years	Over 5 years	Total

Rate Risk:

Loans with fixed rates	$9,754,491	$17,963,260	$423,691	$28,141,442

Loans with variable/adjusted rate	13,442,304	20,188,431	2,979,461	36,610,196

	$23,196,795	$38,151,691	$3,403,152	$64,751,638

C.            Risk Elements

The following table presents information regarding nonaccrual, past due and restructured  loans at December 31, 2005 and 2004:

	2005	2004
Loans accounted for on a non-accrual basis:
Number	28	12
Amount	$2,094,311	$534,442
Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal or interest payments:
Number	4	3
Amount	$78,509	$13,109
Loans defined as “troubled debt restructurings”
Number	—	—
Amount	$—	$—

Accrual of interest is discontinued on a loan when management of the Company determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

The Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment. Loans collectively evaluated for impairment, with a classification of substandard or doubtful, as of December 31, 2005 and 2004, were $365,352 and $5,001,456, respectively.

There are no other loans which are not disclosed above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

IV.           SUMMARY OF LOAN LOSS EXPERIENCE

The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2005 and 2004:

	December 31
	2005	2004

Balance at beginning of year	$1,607,559	$1,350,266

Provision charged to expense	(555,222)	615,251

Charge offs:
Installment loans	(47,838)	(82,166)
Commercial	(292,292)	(373,645)
Mortgage	(25,049)	(45,968)
Overdrafts	—	—

Total Charge Offs	(365,179)	(501,779)

Recoveries:

Installment loans	3,762	39,450
Commercial	4,927	77,486
Mortgage	1,166	26,885

Total Loan Recoveries	9,855	143,821

Net Charge Offs	(355,324)	(357,958)

Balance at end of year	$697,013	$1,607,559

Ratio of net charge offs during the period to average loans outstanding during the period	0.52%	0.47%

Allowance for loan losses as a percent of year end loans	1.08%	2.17%

At December 31, 2005 and 2004, the allowance for loan losses were allocated as follows:

	December 31, 2005		December 31, 2004
	Amount	Percentage of loan in each category to total loans	Amount	Percentage of loan in each category to total loans

Installment	$43,236	6.20%	$120,604	7.50%
Commercial	179,072	25.69%	380,275	23.66%
Commercial real estate	303,691	43.57%	741,958	46.15%
Mortgage	168,149	24.13%	350,074	21.78%
Overdrafts	2,865	0.41%	14,648	0.91%

	$697,013	100.00%	$1,607,559	100.00%

Nonaccrual and Past Due Loans:

	2005	2004
Principal:
Nonaccruing loans	$2,094,311	$534,442
Loans past due 90 days or more and still accruing	78,509	13,109
	$2,172,820	$547,551

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

V.            DEPOSITS

The average amounts and average interest rates for deposits for 2005 and 2004 are detailed in the following schedule:

	Years Ended December 31,
	2005		2004
Deposit Category	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid

Noninterest-bearing demand	$7,106,706	N/A	$6,643,265	N/A
NOW deposits	11,125,760	2.10%	9,686,964	1.06%
Savings deposits	7,267,492	1.82%	4,516,184	1.01%
Time deposits	49,375,553	3.27%	58,014,179	2.21%

The following schedule details the amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2005:

Certificates of Deposit

3 months or less	$1,583,216
3-6 months	1,758,942
6-12 months	2,272,595
Over 12 months	2,264,082

Total	$7,878,835

VI.           RETURN ON EQUITY AND ASSETS

Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

	Year Ended December 31,
	2005	2004

Return on average assets	.67%	.55%
Return on average equity	7.32%	6.60%
Average equity to average assets ratio	9.12%	8.37%
Dividend payout ratio	N/A	N/A

VII.          SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances:

Pursuant to collateral agreements with Federal Home Loan Bank (FHLB), the advances are collateralized by specific first mortgage loans. The FHLB’s required unpaid principal balance of eligible mortgages was $7,719,341 and $6,198,317 at December 31, 2005 and 2004, respectively. The advances at December 31, 2005 and 2004, have the maturity dates as follows:

Maturity Date	Interest Rate	December 31, 2005

12/01/07	3.11%	$17,586
12/01/07	3.83	488,984
01/01/08	3.50	16,886
12/20/07	3.60	30,000
07/07/06	3.07	1,600,000
08/04/06	2.99	100,000
04/01/10	3.56	682,779
05/01/08	2.64	45,192
06/01/08	3.28	735,680
08/01/08	2.85	39,573
08/01/08	2.99	65,422
11/01/08	3.54	106,886
03/01/07	2.91	250,064
		$4,179,052

Maturity Date	Interest Rate	December 31, 2004

07/07/06	3.07%	$1,600,000
08/04/06	2.99	100,000
03/01/07	2.91	265,313
12/01/07	3.11	25,978
12/01/07	3.83	520,490
12/20/07	3.60	30,000
01/01/08	3.50	17,989
05/01/08	2.64	63,892
06/01/08	3.28	782,534
08/01/08	2.85	44,126
08/01/08	2.99	69,609
11/01/08	3.54	113,301
04/01/10	3.56	726,114
		$4,359,346

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth on pages 16 through 30 of Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” is incorporated herein by reference.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of Independent Accountants, Consolidated Financial Statements and supplementary data required by Item 8 are set forth on pages F-1 through F-29 of this Report and are incorporated herein by reference.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

a)             Evaluation of Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures, as defined in Rule 13a-15(a) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer. The Corporation carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure control and procedures were effective.

b)            Changes in Internal Controls and Procedures. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our directors and executive officers will be contained in a definitive Proxy Statement involving the election of directors at the annual meeting of shareholders to be held May 25, 2006, and such information is incorporated herein by reference.

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

(3)           Exhibits:

Exhibit No.	Description

3.1*	Charter of BG Financial Group, Inc.
3.2*	Bylaws of BG Financial Group, Inc.
10.1*	Share Exchange Agreement between BG Financial Group, Inc. and Bank of Greeneville, effective January 23, 2004
10.2**	Stock Option Agreement between Bank of Greeneville and J. Robert Grubbs
10.3**	Stock Option Agreement between Bank of Greeneville and T. Don Waddell
10.4**	Purchase and Assumption Agreement between Bank of Greeneville and First Community Bank of East Tennessee, dated July 6, 2001;
21.1	Subsidiaries of BG Financial Group, Inc.
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

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

BG FINANCIAL GROUP, INC.

By:	/s/ J. Robert Grubbs
J. Robert Grubbs, President and Chief
Executive Officer

Date:	April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as directors.

By:	/s/ Don E. Claiborne	By:	/s/ William J. Smead
	Don E. Claiborne		William J. Smead

Date: April 17, 2006		Date: April 17, 2006

By:	/s/ J. Robert Grubbs	By:	/s/ Wendy C. Warner
	J. Robert Grubbs		Wendy C. Warner

Date: April 17, 2006		Date: April 17, 2006

By:	/s/ Leonard B. Lawson	By:	/s/ Roger A. Woolsey
	Leonard B. Lawson		Roger A. Woolsey

Date: April 17, 2006		Date: April 17, 2006

BG FINANCIAL GROUP, INC. AND SUBSIDIARY (2005) AND (2004)

AND BANK OF GREENEVILLE (2003)

Greeneville, Tennessee

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

One Perkins Place, 525 Portland Street
Knoxville, TN 37919
(p) (865)673-0844 (f) (865)673-0173
(w) www.pyapc.com

INDEPENDENT AUDITOR’S REPORT

To the Boards of Directors of

BG Financial Group, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of BG Financial Group, Inc. and Subsidiary (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of the Bank of Greeneville for the year ended December 31, 2003 were audited by other auditors whose report dated March 3, 2004 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BG Financial Group, Inc. and Subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

PERSHING YOAKLEY & ASSOCIATES

Knoxville, Tennessee

February 24, 2006

BG FINANCIAL GROUP, INC. AND SUBSIDIARY (2005) AND (2004)

AND BANK OF GREENEVILLE (2003)

Greeneville, Tennessee

CONSOLIDATED BALANCE SHEETS

	2005	2004
ASSETS

Cash and due from banks	$4,716,153	$5,538,897
Federal funds sold	13,557,689	7,619,619
Cash and cash equivalents	18,273,842	13,158,516
Federal Home Loan Bank stock, at cost	244,500	226,500
Loans, net of allowance for loan losses of $697,013 in 2005 and $1,607,559 in 2004	64,054,625	72,355,286
Premises and equipment, net	3,777,981	3,895,500
Accrued income receivable	418,329	389,308
Deferred tax benefit	236,743	601,307
Foreclosed assets	616,279	489,649
Other assets	162,411	58,302
Total Assets	$87,784,710	$91,174,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$8,624,411	$6,755,994

Interest-bearing
Money market, interest checking and savings	22,070,383	16,046,823
Time deposits	44,007,894	55,584,410
Total Deposits	74,702,688	78,387,227
Accrued interest	353,534	202,564
Other liabilities	208,613	482,134
Federal Home Loan Bank advances	4,179,052	4,359,346
Total Liabilities	79,443,887	83,431,271

STOCKHOLDERS’ EQUITY

Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,310,771 shares in 2005; 2,306,775 shares in 2004	770,256	768,925
Additional paid-in capital	6,932,307	6,920,322
Retained earnings	638,260	53,850
Total Stockholders’ Equity	8,340,823	7,743,097
Total Liabilities and Stockholders’ Equity	$87,784,710	$91,174,368

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY (2005) AND (2004)

AND BANK OF GREENEVILLE (2003)

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

	2005	2004	2003

Interest and dividend income:
Loans, including fees	$5,149,519	$5,376,509	$4,219,597
Dividends on Federal Home Loan Bank stock	11,780	8,578	6,554
Federal funds sold and other	338,211	113,630	82,239
Total interest and dividend income	5,499,510	5,498,717	4,308,390

Interest expense:
Deposits	1,979,350	1,430,567	1,088,601
Borrowed funds	139,599	145,513	127,758

Total interest expense	2,118,949	1,576,080	1,216,359
Net interest income before provision for loan losses	3,380,561	3,922,637	3,092,031

Provision for (benefit from) loan losses	(555,222)	615,251	956,609
Net interest income after provision for (benefit from) loan losses	3,935,783	3,307,386	2,135,422

Noninterest income:
Service charges on deposit accounts	310,935	272,611	296,020
Fees from origination of mortgage loans	118,353	127,417	154,767
Investment sales commissions	100,066	97,313	97,178
Other	35,905	34,336	64,500
Total noninterest income	565,259	531,677	612,465

Noninterest expenses:
Compensation and benefits	1,802,775	1,529,482	1,290,696
Occupancy expenses	481,813	400,454	294,491
Marketing	121,858	143,266	89,348
Data processing	191,202	191,748	148,156
Legal and professional expenses	366,128	289,990	98,066
Other operating expenses	609,875	552,423	483,924
Total noninterest expense	3,573,651	3,107,363	2,404,681
Income before income taxes	927,391	731,700	343,206

Income tax expense	342,981	227,555	89,704

Net income	$584,410	$504,145	$253,502

Per share information:
Basic net income per common share	$0.25	$0.22	$0.11
Diluted net income per common share	$0.24	$0.21	$0.11
Weighted average basic shares outstanding	2,308,609	2,299,656	2,286,844
Weighted average diluted shares outstanding	2,480,337	2,382,873	2,333,507

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY (2005) AND (2004)

AND BANK OF GREENEVILLE (2003)

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total

Balance, December 31, 2002	2,280,000	$760,000	$6,840,000	$(698,798)	$6,901,202
Comprehensive income:
Net income		—	—	253,502	253,502

Total comprehensive income					253,502

Issuance of 15,775 shares of common stock under stock option plan	15,775	5,258	47,325	—	52,583

Balance, December 31, 2003	2,295,775	765,258	6,887,325	(445,296)	7,207,287

Effect of the Plan of Share Exchange and consolidation of Bank of Greeneville into BG Financial Group, Inc.		—	—	(4,999)	(4,999)

Comprehensive income:
Net income		—	—	504,145	504,145

Total comprehensive income					504,145

Issuance of 11,000 shares of common stock under stock option plan	11,000	3,667	32,997	—	36,664

Balance, December 31, 2004	2,306,775	768,925	6,920,322	53,850	7,743,097

Comprehensive income:
Net income		—	—	584,410	584,410

Total comprehensive income					584,410

Issuance of 3,996 shares of common stock under stock option plan	3,996	1,331	11,985	—	13,316

Balance, December 31, 2005	2,310,771	$770,256	$6,932,307	$638,260	$8,340,823

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY (2005) AND (2004)

AND BANK OF GREENEVILLE (2003)

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$584,410	$504,145	$253,502
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) loan losses	(555,222)	615,251	956,609
Write-down of foreclosed assets	19,149	—	—
Depreciation	304,513	259,067	201,687
Realized loss (gain) on sales of premises and equipment	4,913	—	(8,470)
Realized loss (gain) on sales of foreclosed assets	8,543	(8,919)	—
Deferred income tax expense (benefit)	364,564	4,831	(93,171)
Net change in:
Accrued income receivable	(29,021)	(2,051)	(130,989)
Other assets	(8,343)	(32,218)	(110,399)
Other liabilities	(218,317)	626,193	(50,388)
Net cash provided by operating activities	475,189	1,966,299	1,018,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Federal Home Loan Bank stock purchases	(18,000)	(54,800)	(37,400)
Proceeds from sales of premises and equipment	—	—	14,000
Proceeds from sales of foreclosed assets	731,061	—	—
Loan originations and principal collections, net	7,970,500	(4,727,904)	(27,386,054)
Purchase of land for future development	—	(563,362)	—
Additions to premises and equipment	(191,907)	(828,053)	(429,171)
Net cash provided by (used in) investing activities	8,491,654	(6,174,119)	(27,838,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	7,891,977	4,768,779	3,866,820
Net change in certificates of deposit	(11,576,516)	156,682	26,325,092
Federal Home Loan Bank advances	—	276,462	3,777,000
Federal Home Loan Bank repayments	(180,294)	(171,221)	(2,194,894)
Issuance of common stock	13,316	36,664	52,583
Net cash provided by (used in) financing activities	(3,851,517)	5,067,366	31,826,601

Net change in cash and cash equivalents	5,115,326	859,546	5,006,357

Cash and cash equivalents at beginning of year	13,158,516	12,298,970	7,292,613

Cash and cash equivalents at end of year	$18,273,842	$13,158,516	$12,298,970

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid on deposits and borrowed funds	$1,964,685	$1,428,238	$1,281,349
Income taxes paid	$148,090	$87,431	$302,340

SUPPLEMENTAl SCHEDULE OF NON-CASH ACTIVITIES:

Foreclosed assets sold during the year and financed through loans	$65,412	$255,177	$—
Loans moved to foreclosed assets	$950,795	$83,383	$184,127

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY (2005) AND (2004)

AND BANK OF GREENEVILLE (2003)

Greeneville, Tennessee

Note 1. Operations and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of BG Financial Group, Inc. and Bank of Greeneville, a wholly owned subsidiary of the BG Financial Group, Inc. collectively referred to herein as the “Company”. All significant intercompany balances and transactions have been eliminated.

Nature of Business

BG Financial Group, Inc. (the “Holding Company”) is a bank holding company whose business is conducted by its wholly-owned subsidiary, Bank of Greeneville (the “Bank”) (collectively, “the Company”). The Bank is engaged in the business of originating loans within its lending area, Greeneville and Greene County in Tennessee. The Bank obtains deposits both inside and outside of its primary lending area. The Holding Company was organized in November 2003. The Holding Company had minimal assets, liabilities or operations until January, 2004, when it acquired the Bank in a Plan of Share Exchange whereby the stockholders exchanged their shares of ownership in the Bank for shares of ownership in the Holding Company on a one-for-one basis. As a part of the Plan of Share Exchange, the Bank became a wholly owned subsidiary of the Holding Company. As a result of this transaction, the financial statements at December 31, 2005 and 2004 present the Holding Company and the Bank as a consolidated entity. All significant intercompany balances and transactions have been eliminated. Information related to the results of operations for the year ended December 31, 2003 are for the Bank only.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, the valuation of assets acquired in connection with foreclosures or in satisfaction of loans, and realization of deferred tax assets.

The ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed assets are susceptible to changes in local market conditions.

While management uses available information to recognize losses on loans and foreclosed assets, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for losses on loans and foreclosed assets. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed assets may change materially in the near term.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold.

The accompanying notes are an integral part of these consolidated financial statements.

Trading Securities

Government bonds held principally for resale in the near term, and mortgage-backed securities held for sale in conjunction with the Company’s mortgage banking activities, are classified as trading account securities and recorded at their fair values. Unrealized gains and losses on trading account securities are included immediately in other income. However, at December 31, 2005 and 2004 the Company did not have any trading securities.

Debt Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. There were no securities classified as “held to maturity” or “available for sale” as of December 31, 2005 and 2004.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other then temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Any loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. There were no net loan origination fees considered to be material for deferral at December 31, 2005 or 2004.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual basis or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on a non-accrual basis or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The accompanying notes are an integral part of these consolidated financial statements.

any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are considered to be impaired. An allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. During 2005, the Bank modified its methodology to also specifically evaluate all commercial and real estate loans classified as substandard or doubtful over $100,000 for impairment (see Note 5). Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

For large groups of smaller homogeneous loans, the allowance is determined by calculating the following components:  historical loss experience, adjustments to reflect the effect of current conditions, and adjustments for other factors. Each of these components is explained in more detail below.

The year ended December 31, 2005 represents the Bank’s fourth full year of operations. In determining the component for historical loss experience, the Bank has considered the average of the last four years’ experience. This component has been adjusted, due to the fact that the Bank has limited loss experience given the age of the Bank. The component has been further adjusted for uncertain local economic conditions, due to higher unemployment.

Loans collectively assessed for impairment are consumer, residential, and smaller-balance commercial and commercial real estate loans. These loans are collectively assessed by groupings as follows:  loans secured by deposits; past-due loans; substandard and doubtful loans with outstanding balances less than $100,000; and all remaining loans. The credit risk characteristics within each such grouping is considered to be consistent with prior experience, and thus the credit risk evaluation process is based on historical experience as adjusted for the factors described above.

At year end 2005, the objective evidence used in measuring each component of loans is primarily as follows:

(a)                                  Impaired loans under Financial Accounting Standards Board (FASB) Statement No. 114:  delinquency information and estimates of future collections

(b)                                 Loans collectively assessed under FASB Statement No. 5: (a) historical component: loan balances and average losses over the last four years in each category; (b) component for increase due to limited loss experience given the age of the Bank; and (c) increase for uncertain local economic conditions, due to higher unemployment.

The accompanying notes are an integral part of these consolidated financial statements.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Any changes in the valuation allowance are included in noninterest expense. There was no such valuation allowance at December 31, 2005 and 2004.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income. The revised statement is effective as of the first interim or annual period beginning after June 15, 2005. In anticipation of adopting SFAS No. 123R, the Company elected to immediately vest all remaining stock options during 2005 to avoid the recognition of compensation costs in the consolidated statement of income in future periods.

The FASB issued an FSP on December 15, 2005, “SOP 94-6-1 - Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” which addresses the disclosure requirements for certain nontraditional mortgage and other loan products the aggregation of which may constitute a concentration of credit risk under existing accounting literature. Pursuant to this FSP, the FASB’s intentions were to reemphasize the adequacy of

The accompanying notes are an integral part of these consolidated financial statements.

such disclosures and noted that the recent popularity of certain loan products such as negative amortization loans, high loan-to-value loans, interest only loans, teaser rate loans, option adjusted rate mortgage loans and other loan product types may aggregate to the point of being a concentration of credit risk to an issuer and thus may require enhanced disclosures under existing guidance. This FSP was effective immediately. The adoption of this FSP did not have a material impact on the consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentations.

Note 2.          Restrictions On Cash and Due From Banks

Under agreements with correspondent banks, the Company maintains deposit balances with the correspondents to cover various bank processing charges. At December 31, 2005 and 2004, approximately $1,725,000 of the cash and due from banks balance represents the deposits maintained with the correspondent banks. In addition, the Company must maintain an average reserve balance related to customers’ deposit balances as required by the Federal Reserve. At December 31, 2005 and 2004, approximately $25,000 represents the cash reserve balance required to be on hand by the Federal Reserve.

Note 3.          Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank, the Company is required to maintain stock in an amount equal to .15% of total assets. Federal Home Loan Bank stock is carried at cost. Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Note 4.          Loans

The composition of the net loans is as follows:

	December 31 2005	December 31 2004

Consumer installment	$4,642,731	$5,522,402
Commercial	19,322,800	20,927,959
Commercial real estate	25,782,176	31,560,010
Residential mortgage	15,003,931	15,952,474
	64,751,638	73,962,845
Less:
Allowance for loan losses	697,013	1,607,559

Loans, net	$64,054,625	$72,355,286

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31 2005	December 31 2004

Impaired loans with a specific valuation allowance	$1,652,034	$323,446
Total specifically evaluated impaired loans	$1,652,034	$323,446
Specific valuation allowance related to impaired loans	$90,662	$45,000

Past-due loans ninety days or more and still accruing	$78,509	$13,109
Total non-accrual loans	$2,094,311	$534,442

Average investment in specifically evaluated impaired loans	$1,685,714	$27,396
Interest income recognized on impaired loans	$27,344	$—
Interest income recognized on a cash basis on impaired loans	$27,344	$—

The accompanying notes are an integral part of these consolidated financial statements.

Interest income that would have accrued on non-accrual loans if they were on a current basis was $155,347 and $23,362 in 2005 and 2004, respectively.

The Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment. Loans collectively evaluated for impairment, with a classification of substandard or doubtful, as of December 31, 2005 and 2004, were $365,352 and $5,001,456, respectively.

The following table is a summary of loans as of December 31, 2005:

	Fixed Rate	Variable Rate	Total

Installment	$3,766,208	$876,523	$4,642,731
Commercial	3,741,164	15,581,636	19,322,800
Commercial real estate	10,208,976	15,573,200	25,782,176
Mortgage	10,425,094	4,578,837	15,003,931

Total	$28,141,442	$36,610,196	$64,751,638

The schedule of maturities for loans at December 31, 2005 by fixed and variable rates are shown below:

	Fixed Rate	Variable Rate	Total

Due in one year or less	$9,754,491	$13,442,304	$23,196,795
Due after one year through five years	17,963,260	20,188,431	38,151,691
Due after five years	423,691	2,979,461	3,403,152
Total	$28,141,442	$36,610,196	$64,751,638

The accompanying notes are an integral part of these consolidated financial statements.

Note 5.          Allowance for Loan Losses

Changes in the allowance for loan losses for the Bank are as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003

Balance, beginning	$1,607,559	$1,350,266	$533,819
Provision for (benefit from) loan losses	(555,222)	615,251	956,609
Recoveries of loans previously charged-off	9,855	143,821	7,005
	1,062,192	2,109,338	1,497,433
Loans charged-off	365,179	501,779	147,167
Balance, ending	$697,013	$1,607,559	$1,350,266

During 2005, the Bank recognized a benefit of $555,222 from the reduction of the allowance for loan losses. One factor was that several loans, which were classified as special mention, substandard or doubtful as of December 31, 2004, were paid out during 2005 with minimal losses. In addition, the Bank’s loan portfolio as a whole, as of December 31, 2005, has decreased by approximately $9,200,000 million (includes classified loans from 2004 that paid out in 2005 discussed above) since December 31, 2004. Another factor is that the Bank modified its methodology to evaluate more specific loans for impairment (see Note 1). This change in methodology provided a benefit of approximately $163,000 in 2005. Given the fact that many of the Bank’s loans are considered to be well collateralized by real estate, the Bank has estimated minimal exposure on its specifically- evaluated impaired loans as of December 31, 2005.

Note 6.          Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation are as follows:

	December 31 2005	December 31 2004
Land	$1,170,363	$1,170,363
Land for future development	564,712	563,362
Premises and improvements	1,420,548	1,414,544
Furniture and equipment	1,597,621	1,473,463
Construction in process	31,063	5,919
	4,784,307	4,627,651
Less: Accumulated depreciation	1,006,326	732,151

	$3,777,981	$3,895,500

Depreciation and amortization expense of premises and equipment for 2005 and 2004 was $304,513 and $259,067, respectively.

Rental expense under operating leases for 2005 and 2004 were $23,599 and $22,961, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Future minimum rental payments required under noncancelable operating leases for equipment and data processing fees under operating agreements were as follows:

2006	$39,394
2007	14,463
2008	13,028
2009	13,028
2010 and Thereafter	6,550
$86,463

Note 7.          Federal Home Loan Bank Advance

Pursuant to collateral agreements with Federal Home Loan Bank (FHLB), the advance is collateralized by specific first mortgage loans. The FHLB’s required unpaid principal balance of eligible mortgages was  $7,719,341 at December 31, 2005. The advances at December 31, 2005, have maturity dates as follows:

Maturity Date	Interest Rate	December 31, 2005

12/01/07	3.11%	$17,586
12/01/07	3.83	488,984
01/01/08	3.50	16,886
12/20/07	3.60	30,000
07/07/06	3.07	1,600,000
08/04/06	2.99	100,000
04/01/10	3.56	682,779
05/01/08	2.64	45,192
06/01/08	3.28	735,680
08/01/08	2.85	39,573
08/01/08	2.99	65,422
11/01/08	3.54	106,886
03/01/07	2.91	250,064
		$4,179,052

As of December 31, 2005, the Company had $232,000 available in unfunded letters of credit with the FHLB.

The accompanying notes are an integral part of these consolidated financial statements.

Note 8.          Income Tax Matters

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

	2005	2004

Deferred Tax Assets:
Allowance for loan losses	$266,886	$615,534
Amortization of intangibles start-up cost and organizational costs	59,630	128,493
Interest on non-accrual loans	68,536	—
Other	3,561	—

	398,613	744,027
Deferred Tax Liabilities:
Depreciable assets	161,870	142,720

Net deferred tax assets	$236,743	$601,307

The provision for income taxes charged to income from continuing operations for the years ended December 31, 2005, 2004, and 2003 consists of the following:

	2005	2004	2003

Current tax expense (benefit)	$(21,583)	$222,724	$182,875
Deferred tax expense (benefit)	364,564	4,831	(93,171)
Total income tax expense	$342,981	$227,555	$89,704

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2005, 2004, and 2003, due to the following:

	2005	2004	2003

Computed “expected” tax expense	$315,313	$248,778	$116,690
State income tax, net of federal benefits	39,785	31,390	14,773
Other, net	(12,117)	(52,613)	(41,759)

	$342,981	$227,555	$89,704

The accompanying notes are an integral part of these consolidated financial statements.

Note 9.          Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $7,878,835 and $4,740,407, respectively.

At December 31, 2005, the scheduled maturities of time deposits are as follows:

2006	$36,478,874
2007	5,804,416
2008	1,650,110
2009	74,494
2010 and Thereafter	—
$44,007,894

Note 10.   Regulatory Capital Requirements

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Company and the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action according to the most recent notification dated April 29, 2004, from the Federal Deposit Insurance Corporation. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes has changed the institution’s category.

The accompanying notes are an integral part of these consolidated financial statements.

The Company’s actual capital amounts and ratios are as follows:

								To Be Well
								Capitalized Under
				For Capital				Prompt Corrective
	Actual			Adequacy Purposes				Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio

As of December 31, 2005 (in Thousands)
Tier 1 Capital (To Average assets):
Consolidated	$8,345	9.65%	>	$3,459	>	4%	>	N/A		N/A
Bank of Greeneville	$8,317	9.62%	>	$3,458	>	4%	>	$4,322	>	5%
Tier 1 Capital (To Risk Weighted Assets):
Consolidated	$8,345	12.12%	>	$2,756	>	4%	>	N/A		N/A
Bank of Greeneville	$8,317	12.08%	>	$2,754	>	4%	>	$4,132	>	6%
Total Capital (To Risk Weighted Assets):
Consolidated	$9,042	13.13%	>	$5,511	>	8%	>	N/A		N/A
Bank of Greeneville	$9,014	13.09%	>	$5,509	>	8%	>	$6,886	>	10%

As of December 31, 2004 (in Thousands)
Tier 1 Capital (To Average assets):
Consolidated	$7,743	8.55%	>	$3,621	>	4%	>	N/A		N/A
Bank of Greeneville	$7,690	8.50%	>	$3,620	>	4%	>	$4,525	>	5%
Tier 1 Capital (To Risk Weighted Assets):
Consolidated	$7,743	9.90%	>	$3,129	>	4%	>	N/A		N/A
Bank of Greeneville	$7,690	10.00%	>	$3,076	>	4%	>	$4,614	>	6%
Total Capital (To Risk Weighted Assets):
Consolidated	$8,713	11.14%	>	$6,258	>	8%	>	N/A		N/A
Bank of Greeneville	$8,659	11.26%	>	$6,152	>	8%	>	$7,691	>	10%

Note 11.   Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business, the Company has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns and their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Standby letters of credit are generally issued on behalf of an applicant to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from the Company under certain prescribed circumstances. Subsequently, the Company would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.

The accompanying notes are an integral part of these consolidated financial statements.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should the customers default on their resulting obligation, the Company’s maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.

A summary of the Company’s total contractual amount for all off-balance sheet commitments at December 31, 2005 is as follows:

Commitments to extend credit	$9,533,334
Standby letters of credit	$272,550

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

Note 12.   Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement of Financial Accounting Standards (SFAS) No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents

The carrying amounts of cash and federal funds sold approximate fair values.

The accompanying notes are an integral part of these consolidated financial statements.

Interest-Bearing Deposits in Banks

The carrying amounts of any interest-bearing deposits maturing within ninety days approximate their fair values. Fair values of any other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits. There were no interest-bearing deposits with other banks as of December 31, 2005 and 2004.

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

Loans Receivable

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans (including non-performing loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

The accompanying notes are an integral part of these consolidated financial statements.

Off-Balance Sheet Credit-Related Instruments

Commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded.

The estimated fair values of the Company’s financial instruments are as follows at December 31:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and federal funds sold	$18,273,842	$18,273,842	$13,158,516	$13,158,516
Federal Home Loan Bank Stock	244,500	244,500	226,500	226,500

Loans, net:
Held for investment	64,054,625	63,844,692	72,355,286	72,235,046
Total financial assets	82,572,967	$82,363,034	85,740,302	$85,620,062

Nonfinancial Assets:
Other assets	5,211,743		5,434,066
Total assets	$87,784,710		$91,174,368

Financial Liabilities:
Deposits
Without stated maturities	$30,694,794	$30,694,794	$22,802,817	$22,802,817
With stated maturities	44,007,894	43,940,148	55,584,410	55,653,487
Federal Home Loan Bank advances	4,179,052	4,136,131	4,359,346	4,291,977

Total financial liabilities	78,881,740	$78,771,073	82,746,573	$82,748,281

Other Nonfinancial Liabilities	562,147		684,698
Shareholder’s Equity	8,340,823		7,743,097

Total liabilities and shareholders’ equity	$87,784,710		$91,174,368

	Notional Amounts		Notional Amounts
Off-balance sheet financial

Instruments:
Loan commitments	$9,533,334	$—	$6,416,071	$—
Letters of credit	$272,550	$—	$1,272,700	$—

The carrying amounts in the table above are the amounts at which the financial instruments are reported in the financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

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

The amounts of loans due directly from officers and directors of the Company or indirectly from corporations, partnerships of ventures in which these individuals have an interest were approximately $1,005,289 and $667,673 at December 31, 2005 and 2004, respectively. During the years ended December 31, 2005 and 2004, total principal additions were $767,970 and $128,073, respectively, and total principal payments were $430,354 and $666,463, respectively.

Note 14. Employee Benefit Plans

The Company has a retirement savings 401(k) plan in which all employees may participate. To be eligible, an employee must complete six (6) months of service and reach their entry date. An entry date is the first day of the Plan Year quarter coinciding with or following the date that satisfies the Plan’s eligibility requirements. For 2005, employees may make pretax, voluntary contributions in amounts up to $14,000 (age 49 or less) and $18,000 (age 50 and older). The Company may make discretionary matching contributions equal to a uniform percentage of tiered salary deferrals. This percentage will be determined each year. The Company’s expense for the plan was $46,144 and $53,470 for the years ended December 31, 2005 and 2004, respectively.

Note 15. Stock Compensation Plan

The Company has an employee Stock Option Plan (the Plan) under which certain employees may be granted options to purchase shares of the Company’s authorized but unissued common stock. The maximum number of shares of the Company’s common stock available for issuance under the Plan is 375,000 shares. As of December 31, 2005 and 2004, the maximum number of shares available for future grants under the Plan is 73,700 shares and 74,200 shares, respectively. Under the Plan, the option exercise price is equal to the fair market value of the Company’s common stock at the date of the grant. The options expire on the tenth anniversary of the date of the option. As discussed in Note 1, management elected to vest all remaining stock options during 2005. Proceeds received by the Company from exercises of the stock options are credited to common stock and additional paid-in capital.

Additional information with respect to the Plan’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2003	249,025	$4.08
Granted	17,100	17.00
Forfeited	(9,000)	3.33
Exercised	(11,000)	3.33
Outstanding at December 31, 2004	246,125	$5.06
Granted	700	17.00
Forfeited	(200)	17.00
Exercised	(3,996)	3.33
Outstanding at December 31, 2005	242,629	$5.11
Options exercisable at December 31, 2004	106,765	$3.99
Options exercisable at December 31, 2005	242,629	$5.12

The accompanying notes are an integral part of these consolidated financial statements.

The following tables summarize the information about the stock options outstanding and exercisable at December 31, 2005:

	Stock Options Outstanding
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years

$3.33	174,429	5.5
$5.33	15,000	6.0
$7.33	15,300	6.7
$7.67	3,900	6.8
$8.00	15,000	6.9
$13.00	1,400	7.8
$17.00	1,000	8.6
$17.00	900	8.7
$17.00	15,000	8.7
$19.00	700	9.3
	242,629	6.0

Stock Options Exercisable
Number of Options Exercisable	Weighted Average Exercise Price

174,429	$3.33
15,000	5.33
15,300	7.33
3,900	7.67
15,000	8.00
1,400	13.00
16,900	17.00
700	19.00
242,629	$5.12

The accompanying notes are an integral part of these consolidated financial statements.

The following tables summarize the information about the stock options outstanding and exercisable at December 31, 2004:

	Stock Options Outstanding
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years
$3.33	178,425	6.5
$5.33	15,000	7.0
$7.33	15,300	7.7
$7.67	3,900	7.8
$8.00	15,000	7.9
$14.00	1,400	8.8
$17.00	1,000	9.6
$17.00	1,100	9.7
$17.00	15,000	9.7
	246,125	6.9

Stock Options Exercisable
Number of Options Exercisable	Weighted Average Exercise Price
87,585	$3.33
6,000	5.33
6,120	7.33
780	7.67
6,000	8.00
280	13.00
106,765	$3.99

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

The accompanying notes are an integral part of these consolidated financial statements.

	2005	2004

Net earnings (loss):
As reported	$584,410	$504,145
Pro forma, net of related taxes	$458,735	$366,672

Basic earnings (loss) per share:
As reported	$0.25	$0.22
Pro forma, net of related taxes	$0.20	$0.16

Diluted earnings (loss) per share:
As reported	$0.24	$0.21
Pro forma, net of related taxes	$0.18	$0.15

The weighted-average estimated fair value of stock options granted during 2005 and 2004 was $8.12 and $8.25 per share, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for the stock options granted in 2005 and 2004:

	2005	2004

Risk-free interest rate	4.21%	4.00%
Expected volatility of common stock	27.4%	27.45%
Dividend yield	0.00%	0.00%
Expected life of options	10.0 years	6.7 years

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

Note 16. Stock Split

On March 31, 2003, the Bank’s Board of Directors approved a three-for-one stock split effective April 25, 2003. Shareholders’ equity, common stock, and stock option activity for all periods presented have been restated to give retroactive recognition to the stock split. In addition, all references in the financial statements and notes to financial statements to weighted average number of shares, per share amounts, and market prices of the Bank’s common stock have been restated to give retroactive recognition to the stock split.

Note 17. Restrictions on Payment of Dividends

The Bank is subject to the Tennessee Banking Act, which provides that dividends will be paid out of undivided profits. The payment of dividends by any bank is dependent upon its earnings and financial condition and subject to the statutory power of certain federal and state regulatory agencies to act to prevent what they deem unsafe or unsound banking practices. Moreover, the Federal Reserve Board, the Comptroller of the Currency and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings. Under Tennessee law, the board of directors of a state bank may not declare dividends in any calendar year that exceeds the total of its retained net

The accompanying notes are an integral part of these consolidated financial statements.

income of the preceding two (2) years without prior approval of the Tennessee Department of Financial Institutions (TDFI). The payment of dividends by the Company may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Note 18. Capital Structure

Common Stock

The Board of Directors of the Holding Company is authorized to issue up to 6,000,000 shares of common stock. Holders of common stock have unlimited voting rights and are entitled to receive the net assets of the Holding Company upon dissolution.

Preferred Stock

The Board of Directors of the Holding Company is authorized to issue up to 1,000,000 shares of preferred stock. Shares of the preferred stock may be issued from time to time in one or more series, each such series to be so designated as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors has the authority to divide any or all classes of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any series so established.

Note 19. Condensed Financial Statements of Parent Company

Financial information pertaining only to BG Financial Group, Inc. is as follows:

Balance Sheets

	December 31, 2005	December 31, 2004
Assets

Cash and due from banks	$601	$31,553
Investment in Bank of Greeneville	8,317,664	7,690,685
Other assets	26,575	20,959
Total assets	$8,344,840	$7,743,197

Liabilities and Stockholders’ Equity
Accounts payable	$3,293	$—
Accrued expenses	724	100
Total liabilities	4,017	100
Stockholders’ equity	8,340,823	7,743,097
Total liabilities and stockholders’ equity	$8,344,840	$7,743,197

The accompanying notes are an integral part of these consolidated financial statements.

Statement of Income

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Income

Dividends from Bank of Greeneville	$—	$49,000

Total income	—	49,000
Operating expenses	63,037	45,621

Income (loss) before income taxes and equity in undistributed net income of Bank of Greeneville	(63,037)	3,379
Applicable income tax benefit	(20,468)	(17,368)
	(42,569)	20,747
Equity in undistributed net income	626,979	483,398

Net income	$584,410	$504,145

Statement of Cash Flows

	Year Ended	Year Ended,
	December 31,	December 31,
	2005	2004

Cash flows from operating activities:
Net income	$584,410	$504,145

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of

Bank of Greeneville	(626,979)	(483,398)
Depreciation	146	49
Deferred income tax expense (benefit)	4,129	(2,903)
Decrease in other liabilities	(5,974)	(14,565)

Net cash provided (used in) operating activities	(44,268)	3,328

Cash flows from investing activities:
Purchase of equipment	—	(439)

Net cash used in investing activities	—	(439)
Cash flows from financing activities:
Issuance of stock	13,316	36,664
Decrease in short-term notes	—	(8,000)

Net cash provided by financing activities	13,316	28,664

Net increase (decrease) in cash and cash equivalents	(30,952)	31,553
Cash and cash equivalents at beginning of year	31,553	—
Cash and cash equivalents at end of year	$601	$31,553

The accompanying notes are an integral part of these consolidated financial statements.

Note 20. Subsidiary Bank Only Financial Information

Financial information pertaining only to Bank of Greeneville is as follows:

Balance Sheets

	As of	As of
	December 31, 2005	December 31, 2004
ASSETS

Cash and due from banks	$4,716,153	$5,538,897
Federal funds sold	13,557,689	7,619,619
Cash and cash equivalents	18,273,842	13,158,516
Federal Home Loan Bank stock, at cost	244,500	226,500
Loans, net of allowance for loan losses $697,013 in 2005 and $1,607,559 in 2004	64,054,625	72,355,286
Premises and equipment, net	3,777,737	3,895,110
Accrued income receivable	418,329	389,308
Deferred tax benefit	235,007	595,443
Foreclosed assets	616,279	489,649
Other assets	137,814	58,302
Total Assets	$87,758,133	$91,168,114

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$8,624,411	$6,787,547
Interest-bearing
Money market, interest checking and savings	22,070,984	16,046,823
Time deposits	44,007,894	55,584,410
Total Deposits	74,703,289	78,418,780
Accrued interest	353,534	202,564
Other liabilities	204,594	496,739
Federal Home Loan Bank advances	4,179,052	4,359,346
Total Liabilities	79,440,469	83,477,429

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,310,771 shares in 2005; 2,306,775 shares in 2004	765,258	765,258
Additional paid-in capital	6,838,325	6,838,325
Retained earnings	714,081	87,102
Total Stockholders’ Equity	8,317,664	7,690,685
Total Liabilities and Stockholders’ Equity	$87,758,133	$91,168,114

The accompanying notes are an integral part of these consolidated financial statements.

Statements of Income

	Twelve Months Ended December 31
	2005	2004	2003

Interest and dividend income:
Loans, including fees	$5,149,519	$5,376,509	$4,219,597
Dividends on Federal Home Loan Bank stock	11,780	8,578	6,554
Federal funds sold and other	338,211	113,630	82,239
Total interest and dividend income	5,499,510	5,498,717	4,308,390

Interest expense:
Deposits	1,979,350	1,430,567	1,088,601
Borrowed funds	139,599	144,632	127,758

Total interest expense	2,118,949	1,575,199	1,216,359
Net interest income before provision for loan losses	3,380,561	3,923,518	3,092,031

Provision for (benefit from) loan losses	(555,222)	615,251	956,609
Net interest income after provision for (benefit from) loan losses	3,935,783	3,308,267	2,135,422

Noninterest income:
Service charges on deposit accounts	310,935	272,611	296,020
Fees from origination of mortgage loans	118,353	127,417	154,767
Investment sales commissions	100,066	97,313	97,178
Other	35,905	34,336	64,500
Total noninterest income	565,259	531,677	612,465

Noninterest expenses:
Compensation and benefits	1,802,775	1,529,482	1,290,696
Occupancy expenses	481,667	400,405	294,491
Marketing	121,858	143,267	89,348
Data processing	191,202	191,748	148,156
Legal and professional expense	316,514	262,515	98,066
Other operating expenses	596,597	535,206	483,924
Total noninterest expense	3,510,613	3,062,623	2,404,681
Income before income taxes	990,429	777,321	343,206

Income tax expense	363,450	244,923	89,704

Net income	$626,979	$532,398	$253,502

The accompanying notes are an integral part of these consolidated financial statements.

Statements of Cash Flows

	Twelve Months Ended December 31
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$626,979	$532,398	$253,502
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from)loan losses	(555,222)	615,251	956,609
Write-down of foreclosed assets	19,149	—	—
Depreciation	304,367	259,018	201,687
Realized loss (gain) on sales of premises and equipment	4,913	—	(8,470)
Realized loss (gain) on sales of foreclosed assets	8,543	(8,919)	—
Deferred income tax expense (benefit)	360,436	7,734	(93,171)
Net change in:
Accrued income receivable	(29,021)	(2,051)	(130,989)
Other assets	(8,343)	(32,218)	(110,399)
Other liabilities	(212,344)	648,758	(50,388)
Net cash provided by operating activities	519,457	2,019,971	1,018,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Federal Home Loan Bank stock purchases	(18,000)	(54,800)	(37,400)
Proceeds from sales of premises and equipment	—	—	14,000
Proceeds from sales of foreclosed assets	731,061	—	—
Loan originations and principal collections, net	7,970,500	(4,727,904)	(27,386,054)
Purchase of land for future development	—	(563,362)	—
Additions to premises and equipment	(191,907)	(827,614)	(429,171)
Net cash provided by (used in) investing activities	8,491,654	(6,173,680)	(27,838,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	7,861,025	4,800,332	3,866,820
Net change in certificates of deposit	(11,576,516)	156,682	26,325,092
Federal Home Loan Bank advances	—	276,462	3,777,000
Federal Home Loan Ban repayments	(180,294)	(171,221)	(2,194,894)
Dividends paid	—	(49,000)	52,583
Net cash provided by (used in) financing activities	(3,895,785)	5,013,255	31,826,601

Net change in cash and cash equivalents	5,115,326	859,546	5,006,357

Cash and cash equivalents at beginning of year	13,158,516	12,298,970	7,292,613

Cash and cash equivalents at end of year	$18,273,842	$13,158,516	$12,298,970

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Foreclosed assets sold during the year and financed through loans	$65,412	$255,177	$—
Loans moved to foreclosed assets	$950,795	$83,383	$184,127

The accompanying notes are an integral part of these consolidated financial statements.