Form 10-Q
period 2006-03-31
BG Financial Group, Inc.
filed 2006-05-22
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

Commission file number   000-50771

BG FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Tennessee	20-0307691
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3095 East Andrew Johnson Highway Greeneville, Tennessee	37745
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (423) 636-1555

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐          Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐  NO☒

As of May 17, 2006, there were 2,310,771 shares of common stock, $0.333 par value, issued and outstanding.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

	As of	As of
	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash and due from banks	$6,038,209	$4,716,153
Federal funds sold	8,625,762	13,557,689
Cash and cash equivalents	14,663,971	18,273,842
Federal Home Loan Bank stock, at cost	247,900	244,500
Loans, net of allowance for loan losses of $616,481 in 2006 and $697,013 in 2005	65,817,765	64,054,625
Premises and equipment, net	3,791,306	3,777,981
Accrued income receivable	485,338	418,329
Deferred tax benefit	135,037	236,743
Foreclosed assets	578,710	616,279
Other assets	184,201	162,411
Total Assets	$85,904,228	$87,784,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$8,865,944	$8,624,411
Interest-bearing
Money market, interest checking and savings	26,416,435	22,070,383
Time deposits	37,380,634	44,007,894
Total Deposits	72,663,013	74,702,688
Accrued interest	398,410	353,534
Other liabilities	128,527	208,613
Federal Home Loan Bank advances	4,208,111	4,179,052
Total Liabilities	77,398,061	79,443,887

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,310,771 shares at March 31, 2006 and 2,310,771 shares at December 31, 2005	770,256	770,256
Additional paid-in capital	6,932,307	6,932,307
Retained earnings	803,604	638,260
Total Stockholders’ Equity	8,506,167	8,340,823
Total Liabilities and Stockholders’ Equity	$85,904,228	$87,784,710

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Interest and dividend income:
Loans, including fees	$1,520,516	$1,250,563
Dividends on Federal Home Loan Bank stock	3,467	2,513
Federal funds sold and other	125,871	53,866
Total interest and dividend income	1,649,854	1,306,942

Interest expense:
Deposits	595,134	432,357
Borrowed funds	33,863	35,275
Total interest expense	628,997	467,632
Net interest income before provision for loan losses	1,020,857	839,310

Provision for (benefit from) loan losses	(50,497)	(131,647)
Net interest income after provision
for (benefit from) loan losses	1,071,354	970,957

Noninterest income:
Service charges on deposit accounts	62,684	53,820
Fees from origination of mortgage loans	16,091	21,836
Investment sales commissions	43,472	16,660
Other	3,642	4,709
Total noninterest income	125,889	97,025

Noninterest expenses:
Compensation and benefits	461,095	499,075
Occupancy expenses	114,194	119,225
Marketing	19,727	26,978
Data processing	50,534	45,156
Legal and professional expenses	115,811	85,501
Other operating expenses	164,053	125,117
Total noninterest expense	925,414	901,052
Income before income taxes	271,829	166,930

Income tax expense	106,485	24,415

Net income	$165,344	$142,515

Earnings per share	$.07	$.06

The accompanying notes are an integral part of these consolidated financial statements.

 BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$165,344	$142,515
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (benefit from) loan losses	(50,497)	(131,647)
Depreciation	63,712	76,418
Realized (gain) loss on sales of foreclosed assets	5,309	(3,913)
Deferred income tax expense	101,706	25,535
Net change in:
Accrued income receivable	(67,009)	(4,654)
Other assets	41,412	(110,055)
Other liabilities	(98,411)	(365,269)
Net cash provided by (used in) operating activities	161,566	(371,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Federal Home Loan Bank stock purchases	(3,400)	(2,500)
Proceeds from sales of foreclosed assets	68,775	125,888
Loan originations and principal collections, net	(1,749,158)	3,297,183
Additions to premises and equipment	(77,037)	(77,432)
Net cash provided (used) by investing activities	(1,760,820)	3,343,139

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	4,587,584	575,388
Net change in certificates of deposit	(6,627,260)	(2,874,794)
Federal Home Loan Bank advances	75,000	-
Federal Home Loan Bank repayments	(45,941)	(44,559)
Net cash provided (used) by financing activities	(2,010,617)	(2,343,965)

Net change in cash and cash equivalents	(3,609,871)	628,104

Cash and cash equivalents at beginning of year	18,273,842	13,158,516

Cash and cash equivalents at end of year	$14,663,971	$13,786,620

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$584,121	$476,605
Income taxes paid	$-	$126,000

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Foreclosed assets sold during the year and financed through loans	$128,450	$-
Loans moved to foreclosed assets	$164,965	$108,988

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Summary of Significant Accounting Policies

Nature of Business:

BG Financial Group, Inc. (the “Company”) is a bank holding company whose business is conducted by its wholly-owned subsidiary, Bank of Greeneville (the “Bank”). Bank of Greeneville is engaged in the business of originating loans primarily within its lending area, Greeneville and Greene County in Tennessee. The Bank obtains deposits both inside and outside of its primary lending area. The Company was organized in October 2003. The Company had minimal assets, liabilities or operations until January, 2004, when it acquired the Bank in a Plan of Share Exchange whereby the stockholders exchanged their shares of ownership in the Bank for shares of ownership in the Company on a one-for-one basis. As a part of the Plan of Share Exchange, the Bank became a wholly owned subsidiary of the Company.

The following is a description of the significant policies used in the preparation of the accompanying consolidated financial statements.

Basis of Presentation:

These consolidated financial statements include the accounts of the BG Financial Group, Inc. Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and note thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts from prior period financial statements have been reclassified to conform to current year’s presentation.

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

Note 2.            Stock Options and Awards

On July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), which the Company had followed until the adoption of SFAS No. 123R. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income. In anticipation of adopting SFAS No. 123R, on May 17, 2005 the Board of Directors approved that all non-vested employee stock options granted to become fully vested and exercisable as of that date in order to avoid recognition of compensation costs in the consolidated statement of income in future periods. Any stock options granted after May 17, 2005 are fully exercisable on the date granted. Accordingly, no compensation cost was recognized prior to the adoption of SFAS No. 123R on July 1, 2005. No additional options were granted during the period ended March 31, 2006, therefore no compensation cost is recognized in the consolidated statement of income for the period ended March 31, 2006. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation for comparative periods ended March 31.

	Three-Month Period
	Ended March 31
	(Unaudited)
	2006	2005

Net income, as reported	$165,344	$142,515

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	41,901

Pro forma net income	$165,344	$100,614

Earnings per share
Basic – as reported	$.07	$.06

Basic – pro forma	$.07	$.04

Diluted – as reported	$.07	$.04

Diluted – pro forma	$.07	$.04

Note 3.   Earnings Per Share of Common Stock

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential dilutive common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three months ended March 31, 2006, 85,344 options are excluded from the effect of dilutive securities because they are anti-dilutive; 22,924 options are similarly excluded from the effect of dilutive securities for the three months ended March 31, 2005.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006		2005
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common stockholders	$165,344	2,310,771	$142,515	2,306,775

Effect of dilutive securities Stock options outstanding	-	157,285	-	87,621

Diluted EPS
Income available to commonshareholders plus assumed conversions	$165,344	2,468,056	$142,515	2,394,396

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Impact of Inflation

The financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States and practices within the banking industry that require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

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

 Recent Accounting Pronouncements

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation.”  This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income. The revised statement was effective as of the first interim or annual period beginning after June 15, 2005. In anticipation of adopting SFAS No. 123R, the Company elected to immediately vest all remaining stock options during 2005 to avoid the recognition of compensation costs in the consolidated statement of income in future periods.

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

General

On January 23, 2004, BG Financial Group, Inc. (“Company”), a bank holding company, acquired all of the outstanding shares of Bank of Greeneville (“Bank”) in a one for one stock exchange. The Bank is a Tennessee-chartered, FDIC-insured, non-Member commercial bank offering a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumers, commercial and real estate purposes, and is the principal business of the Company. The Company and the Bank are located at 3095 East Andrew Johnson Highway, Greeneville, Tennessee  37745.

Liquidity

At March 31, 2006, the Company had liquid assets of approximately $14.7 million in the form of cash and federal funds sold compared to approximately $18.3 million on December 31, 2005. Management believes that the liquid assets are adequate at March 31, 2006. Additional liquidity should be provided by the growth in deposit accounts and loan repayments. The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide a credit line if necessary. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Company’s short term or long term liquidity.

Results of Operations

The Company had net income of $165,344 or $.07 per share for the quarter ended March 31, 2006 compared to net income of $142,515 or $.06 per share for the quarter ended March 31, 2005 after employee salaries and other operating expenses.

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Interest income for the three months ended March 31, 2006 was $1,649,854 compared to $1,306,942 for the same period in 2005, and total interest expense was $628,997 in 2006 compared to $467,632 in 2005 for those same periods. The Company pursues local deposits aggressively, which has resulted in compression of net interest margin. The Company benefited from a “catch up” interest payment of $136,267 received from a large loan previously in non accrual status during the three months ended March 31, 2006. Based on the Company’s mix of interest earning assets and interest bearing liabilities, management believes that net interest margin should remain stable or begin to increase slightly for the remainder of the year. This assumption is based on a continued rising interest rate environment. If interest rates remain stable or begin to decline, net interest margin could decline due to competitive pricing of both loans and interest bearing deposits.

Benefit from / Provision for Loan Losses

The provision for (benefit from) loan losses represents a charge (or recovery) to operations necessary to establish an allowance for possible loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The benefit from loan losses during the three-month period ended March 31, 2006 was $(50,497) as compared to $(131,647) for the same three-month period ended March 31, 2005. The benefit from loan losses $(50,497) and $(131,647)  for the three months ending March 31, 2006 and 2005, respectively, had a positive effect on income. The benefit from loan losses for the three months ended March 31, 2006, represents management’s evaluation of further improvement in the overall quality of the loan portfolio. During the three months ended March 31, 2006, loan charge-offs were $30,903. The recoveries for the three-month period ended March 31, 2006 were $869. The allowance for loan losses was $616,481 at March 31, 2006 as compared to $697,013 at December 31, 2005, a decrease of 11.6%. The 11.6% decrease in the allowance for loan losses is due mainly to improvement in the quality of the loan portfolio. The allowance was .92% of loans at March 31, 2006. Management believes the allowance for loan losses at March 31, 2006 to be adequate.

Provisions for Income Taxes

Due to the Company’s bank subsidiary’s loss in 2001, there was no income tax expense incurred, and a deferred tax asset was recorded with a valuation allowance. In 2002, 2003, 2004 and 2005, the Company posted pre-tax income of $130,109, $343,206, $731,700 and $927,391, respectively; causing management to believe that it is more likely than not that it will generate future taxable income to utilize its net deferred tax asset. The Company’s provision for income tax expense for the three months ended March 31, 2006 and 2005 was $106,485 and $24,415, respectively. Management believes the provision for income taxes at March 31, 2006 to be adequate.

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions. Total noninterest income for three months ended March 31, 2006 was $125,889 compared to $97,025 for the same period in 2005. The main reasons for the increase were an increase in investment sales commissions, and an increase in service charges on deposits as management continues to emphasize growth in non-traditional products and services. Even though the Company experienced negative asset growth during the quarter ending March 31, 2006, management projects that other fees and commissions and service charges will increase in 2006. This assumption is supported by the 45.9% increase for the three months ended March 31, 2006 compared to the same period in 2005.

Noninterest Expense

Noninterest expenses totaled $925,414 for the three months ended March 31, 2006 as compared to $901,052 for the three months ended March 31, 2005 and consisted of employee costs, occupancy expense and other operating expenses. Salaries and employee benefits decreased from $499,075 for the three months ended March 31, 2005 when compared to $461,095 for the three months ended March 31, 2006 representing a 7.6% decrease. This decrease was mainly due to the non-replacement of personnel in positions that were not critical to the Company’s operations. Legal and professional fees increased $30,310 to $115,811 for the three month ended March 31, 2006 from $85,501 for the same period in 2005, as management continues to strengthen all departments of the Company to meet the new demands of regulatory requirements and strategic plan development. Other operating expenses increased $38,936 to $164,053 for the three months ended March 31, 2006 from $125,117 for the same period in 2005. Most of the other operating expense increase can be accounted for by increases in collection expenses for repossessions and other real estate owned.

Financial Condition

Total assets at March 31, 2006, were $85,904,228, a decrease of $1,880,482 or 2.1% compared to 2005 year-end assets of $87,784,710. Deposits decreased to $72,663,013 at March 31, 2006, a decrease of $2,039,675 or 2.7% from $74,702,688 at December 31, 2005. The decrease in deposits was mainly due to management’s efforts through ALCO Committee meetings to best match liquidity and profitability. Federal Home Loan Bank Stock was $247,900 at March 31, 2006 compared to $244,500 at December 31, 2005.

The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are discussed below.

Loans

Net loans outstanding totaled $65,817,765 at March 31, 2006 compared to $64,054,625 at December 31, 2005. Commercial and real estate loan growth accounted for almost all of the approximately $1.8 million increase for the first quarter of 2006.

Management feels the overall quality of loans remains solid. In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection. At March 31, 2006, total loans 90 days or more past due and still accruing interest were $7,915, while total loans 90 days or more past due and in non-accrual status were $499,384. At December 31, 2005, total loans 90 days or more past due and still accruing interest were $78,509, while total loans 90 days or more past due and in non-accrual status were $2,094,311.

Securities

Federal Home Loan Bank (FHLB) stock at March 31, 2006 had an amortized cost and market value of $247,900 as compared to an amortized cost and a market value of $244,500 at December 31, 2005. As a member of the FHLB, the Company is required to maintain stock in an amount equal to .15% of total assets. Federal Home Loan Bank stock is carried at cost under the available-for-sale category. Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Deposits

Total deposits, which are the principal source of funds for the Company, were $72,663,013 at March 31, 2006, compared to $74,702,688 at December 31, 2005 representing a decrease of 2.7%. As previously stated the decline in total deposits is mainly due to management’s efforts through ALCO committee meetings to best match liquidity and profitability. The Company has targeted local consumers, professional and commercial businesses as its central clientele, therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers. The Company established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans. At March 31, 2006 the Company had outstanding advances of $4,208,111 at the Federal Home Loan Bank.

Capital

Equity capital at March 31, 2006 was $8,506,167, an increase of $165,344 from $8,340,823 at December 31, 2005, due to a net profit of $165,344 for the first quarter of 2006.

At March 31, 2006, both the Company’s and Bank’s capital ratios were in excess of the regulatory minimums. Those ratios are as follows:

	Required Minimum Ratio	To be Well Capitalized	Bank	Company
Tier 1 Leverage ratio	4.00%	5.00%	9.88%	9.79%
Tier 1 risk-based capital ratio	4.00%	6.00%	12.22%	12.24%
Total risk-based capital ratio	8.00%	10.00%	13.11%	13.13%

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

At March 31, 2006, approximately 59% of the institution’s gross loans had adjustable rates. Based on the asset/liability modeling, management believes that these loans reprice at a faster pace than liabilities held at the institution. Because the majority of the institution’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin. Floors in the majority of the institution’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at March 31, 2006, had outstanding unused lines of credit and standby letters of credit that totaled approximately $10,171,000. These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements. The Company has the ability to liquidate Federal funds sold or, on a short-term basis, to purchase Federal funds from other banks and to borrow from the Federal Home Loan Bank. At March 31, 2006, the Company had established with correspondent banks the ability to purchase Federal funds if needed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information set forth on pages 8 through 13 of Item 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” is incorporated herein by reference.

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

b)            Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A    of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with   the Securities and Exchange Commission on April 17, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)          None.

(b)         Not applicable.

(c)          No repurchases of Company securities were made during the quarter ended March 31, 2006.

The Company’s ability to pay dividends is derived from the income of the Bank. The Bank’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Department of Financial Institutions. In addition, the Federal Reserve Board may impose restrictions on the Company’s ability to pay dividends on its common stock. As a result, the Company cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

(a)   None

(b)   None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    OTHER INFORMATION

(a)   None.

(b)   None.

Item 6.    EXHIBITS.

Index to Exhibits.

Exhibit No.	Description
2.1*	Articles of Share Exchange of Bank of Greeneville and BG Financial Group, Inc.
2.2*	Plan of Share Exchange of Bank of Greeneville and BG Financial Group, Inc.

3.1*	Charter of BG Financial Group, Inc.
3.2*	Bylaws of BG Financial Group, Inc.

10.1**	Stock Option Agreement between Bank of Greeneville and J. Robert Grubbs
10.2**	Stock Option Agreement between Bank of Greeneville and T. Don Waddell

31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to a Form 8-K filed by BG Financial Group, Inc. with the Securities and Exchange Commission on May 21, 2004, and incorporated herein by reference.

**  Previously filed as an exhibit to Bank of Greeneville’s Registration Statement on Form 10-SB, as filed with the Federal Deposit Insurance Corporation on April 27, 2002, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BG FINANCIAL GROUP, INC.
(Registrant)

DATE:	May 22, 2006	/s/ J. Robert Grubbs
J. Robert Grubbs
President & Chief Executive Officer

DATE:	May 22, 2006	/s/ T. Don Waddell
T. Don Waddell
Chief Financial Officer