Form 10-Q
period 2006-06-30
BG Financial Group, Inc.
filed 2006-08-18
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

Commission file number   000-50771

BG FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Tennessee	20-0307691
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3095 East Andrew Johnson Highway	37745
Greeneville, Tennessee
(Address of principal executive offices)	(Zip Code)

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

As of August 1,  2006, there were 2,310,771 shares of common stock, $0.333 par value, issued and outstanding.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

	As of	As of
	June 30, 2006	December 31, 2005
	(Unaudited)

ASSETS
Cash and due from banks	$4,970,290	$4,716,153
Federal funds sold	11,363,604	13,557,689
Cash and cash equivalents	16,333,894	18,273,842
Federal Home Loan Bank stock, at cost	251,400	244,500
Loans, net of allowance for loan losses of $763,618 in 2006 and $697,013 in 2005	68,442,253	64,054,625
Premises and equipment, net	3,828,746	3,777,981
Accrued income receivable	417,907	418,329
Deferred tax benefit	222,615	236,743
Foreclosed assets	565,633	616,279
Other assets	130,137	162,411
Total Assets	$90,192,585	$87,784,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing Demand	$9,201,686	$8,624,411
Interest-bearing
Money market, interest checking and savings	28,113,535	22,070,383
Time deposits	39,610,624	44,007,894
Total Deposits	76,925,845	74,702,688
Accrued interest	446,965	353,534
Other liabilities	198,754	208,613
Federal Home Loan Bank advances	4,161,818	4,179,052
Total Liabilities	81,733,382	79,443,887

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,310,771 shares at June 30, 2006 and December 31, 2005	770,256	770,256
Additional paid-in capital	6,932,307	6,932,307
Retained earnings	756,640	638,260
Total Stockholders’ Equity	8,459,203	8,340,823
Total Liabilities and Stockholders’ Equity	$90,192,585	$87,784,710

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Interest and dividend income:
Loans, including fees	$2,888,552	$2,534,041
Dividends on Federal Home Loan Bank stock	7,020	5,359
Federal funds sold and other	270,733	134,543
Total interest and dividend income	3,166,305	2,673,943

Interest expense:
Deposits	1,240,727	919,519
Borrowed funds	68,363	70,327
Total interest expense	1,309,090	989,846
Net interest income before provision for (benefit from) loan losses	1,857,215	1,684,097

Provision for (benefit from) loan losses	99,871	(368,692)
Net interest income after provision for (benefit from) loan losses	1,757,344	2,052,789

Noninterest income:
Service charges on deposit accounts	126,194	132,169
Fees from origination of mortgage loans	43,050	55,738
Investment sales commissions	85,376	49,057
Other	9,187	12,710
Total noninterest income	263,807	249,674

Noninterest expenses:
Compensation and benefits	907,620	942,198
Occupancy expenses	240,900	235,516
Marketing	42,826	65,859
Data processing	107,075	92,544
Legal and professional fees	217,486	216,138
Other operating expenses	325,182	297,838
Total noninterest expense	1,841,089	1,850,093
Income before income taxes	180,062	452,370

Income tax expense	61,682	191,387

Net income	$118,380	$260,983

Earnings per share	$.05	$.11

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	June 30, 2006	June 30, 2005
Interest and dividend income:
Loans, including fees	$1,368,036	$1,283,478
Dividends on Federal Home Loan Bank stock	3,553	2,846
Federal funds sold and other	144,862	80,677
Total interest and dividend income	1,516,451	1,367,001

Interest expense:
Deposits	645,593	487,162
Borrowed funds	34,500	35,051
Total interest expense	680,093	522,213
Net interest income before provision for (benefit from) loan losses	836,358	844,788

Provision for (benefit from) loan losses	150,368	(237,045)
Net interest income after provision for (benefit from) loan losses	685,990	1,081,833

Noninterest income:
Service charges on deposit accounts	63,510	78,349
Fees from origination of mortgage loans	26,959	33,902
Investment sales commissions	41,904	32,397
Other	5,545	8,001
Total noninterest income	137,918	152,649

Noninterest expenses:
Compensation and benefits	446,525	443,123
Occupancy expenses	126,706	116,292
Marketing	23,099	38,881
Data processing	56,541	47,388
Legal and professional expense	101,675	130,637
Other operating expenses	161,129	172,721
Total noninterest expense	915,675	949,042
Income (loss) before income taxes	(91,767)	285,440

Income tax expense (benefit)	(44,803)	166,972

Net income (loss)	$(46,964)	$118,468

Earnings (loss) per share	$(.02)	$.05

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$118,380	$260,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (benefit from) loan losses	99,871	(368,692)
Depreciation	131,447	154,098
Realized loss on sales of foreclosed assets	11,418	6,211
Deferred income tax expense	14,128	213,687
Net change in:
Accrued income receivable	422	(15,131)
Other assets	32,174	(30,962)
Other liabilities	83,672	(315,876)
Net cash provided by (used in) operating activities	491,512	(95,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Federal Home Loan Bank stock purchases	(6,900)	(11,700)
Proceeds from sales of foreclosed assets	68,775	172,328
Loan originations and principal collections, net	(4,517,046)	5,795,558
Additions to premises and equipment	(182,212)	(114,992)
Net cash provided by (used in) by investing activities	(4,637,383)	5,841,194

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	6,620,427	1,119,042
Net change in certificates of deposit	(4,397,270)	(6,086,030)
Federal Home Loan Bank advances	75,000	(89,459)
Federal Home Loan Bank repayments	(92,234)	-
Net cash provided by (used in) financing activities	2,205,923	(5,056,447)

Net change in cash and cash equivalents	(1,939,948)	689,065

Cash and cash equivalents at beginning of year	18,273,842	13,158,516

Cash and cash equivalents at end of year	$16,333,894	$13,847,581

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$1,215,659	$922,401
Income taxes paid	$-	$126,000

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Foreclosed assets sold during the period and financed through loans	$147,741	$-
Loans moved to foreclosed assets	$177,288	$418,884

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

Basis of Presentation:

These consolidated financial statements include the accounts of the BG Financial Group, Inc. and its wholly owned subsidiary Bank of Greeneville.  Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (none of which were other than normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Certain amounts from prior period financial statements have been reclassified to conform to current period’s presentation.

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

Note 2.   Stock Options and Awards

On July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”).  This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), which the Company had followed until the adoption of SFAS No. 123R.   The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income.   In anticipation of adopting SFAS No. 123R, on May 17, 2005 the Board of Directors approved that all non-vested employee stock options granted to become fully vested and exercisable as of that date in order to avoid recognition of compensation costs in the consolidated statement of income in future periods.  Any stock options granted after May 17, 2005 are fully exercisable on the date granted.  Accordingly, no compensation cost was recognized prior to the adoption of SFAS No. 123R on July 1, 2005.  No additional options were granted during the period ended June 30, 2006, therefore, no compensation cost is recognized in the consolidated statement of income for the period ended June 30, 2006.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation for comparative periods ended June 30.

	Three-Month Period		Six-Month Period
	Ended June 30		Ended June 30
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005

Net income (loss), as reported	$(46,964)	$118,468	$118,380	$260,983

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	83,774	-	125,675

Pro forma net income(loss)	$(46,964)	$34,694	$118,380	$135,308

Earnings per share
Basic — as reported	$(.02)	$.05	$.05	$.11

Basic — pro forma	$(.02)	$.02	$.05	$.06

Diluted — as reported	$(.02)	$.05	$.05	$.11

Diluted — pro forma	$(.02)	$.01	$.05	$.05

Note 3.   Earnings Per Share of Common Stock

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential dilutive common shares outstanding during the period.  Stock options are regarded as potential common shares.  Potential common shares are computed using the treasury stock method.  For the three and six months ended June 30, 2006, 85,344 options are excluded from the effect of dilutive securities because they are anti-dilutive; 73,902 options are similarly excluded from the effect of dilutive securities for the three and six months ended June 30, 2005.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006		2005
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Basic EPS
Income (loss) available to common stockholders	$(46,964)	2,310,771	$118,468	2,306,775

Effect of dilutive securities
Stock options outstanding	-	132,031	-	171,923

Diluted EPS
Income (loss) available to common shareholders plus assumed conversions	$(46,964)	2,442,802	$118,468	2,479,698

	Six Months Ended June 30,
	2006		2005
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Basic EPS
Income available to common stockholders	$118,380	2,310,771	$260,983	2,306,775

Effect of dilutive securities
Stock options outstanding	-	139,685	-	172,923

Diluted EPS
Income available to common shareholders plus assumed conversions	$118,380	2,450,456	$260,983	2,479,698

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Impact of Inflation

The consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States and practices within the banking industry that require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

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

Recent Accounting Pronouncements

In March 2006, the Financial Account Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting For Servicing of Financial Assets, an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS 156”) which requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement.  SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company plans to adopt SFAS 156 on January 1, 2007.  The adoption of SFAS 156 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

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

Liquidity

At June 30, 2006, the Company had liquid assets of approximately $16.3 million in the form of cash and federal funds sold compared to approximately $18.3 million on December 31, 2005.  Management believes that the liquid assets are adequate at June 30, 2006. Additional liquidity should be provided by the growth in deposit accounts and loan repayments.  The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide a credit line if necessary.  Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Company’s short term or long term liquidity.

Results of Operations

The Company had a net loss of $(46,965) or $(.02) per share for the quarter ended June 30, 2006 compared to net income of $118,468 or $.05 per share for the quarter ended June 30, 2005.  Net income for the six months ended June 30, 2006 was $118,379 as compared to a net income of $260,983 for the same period in 2005. Most of the net loss during the quarter is attributable to additional provision for loan losses made during the period for potential consumer loan losses, and additional specific reserves for commercial loans. During the quarter ended June 20, 2006, the Company made a provision of $150,368, while recording a benefit of $(237,045) for the same period in 2005.

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Interest income for the quarter ended June 30, 2006 was $1,516,451 compared to $1,367,001 for the same period in 2005, and total interest expense was $680,093 in 2006 compared to $522,213 in 2005 for the same period.  Interest income for the six months ended June 30, 2006 was $3,166,305, compared to $2,673,943 for the same period in 2005, and total interest expense was $1,309,090 in 2006 compared to $989,846 in 2005 for the same period.  The Company pursues local deposits aggressively with attractive interest rates, which has resulted in compression of net interest margin.  The Company benefited from a “catch up” interest payment of $136,267 received from a large loan previously in non accrual status during the six months ended June 30, 2006. Based on the Company’s mix of interest earning assets and interest bearing liabilities, management believes that net interest margin should remain stable or begin to increase slightly for the remainder of the year.  This assumption is based on a continued rising interest rate environment.  If interest rates remain stable or begin to decline, net interest margin could decline due to competitive pricing of both loans and interest bearing deposits.

Benefit from / Provision for Loan Losses

The provision for (benefit from) loan losses represents a charge (or recovery) to operations necessary to establish an allowance for possible loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses during the three and six month periods ended June 30, 2006 was $150,368 and $99,871, respectively, as compared to the benefit from loan losses of $(237,045) and $(368,692) for the same periods in 2005.  There were several reasons for the benefit recognized during the same periods in 2005. One factor was that several loans, which were classified as special mention, substandard or doubtful as of December 31, 2004, were paid out during the first six months of 2005 with minimal losses. In addition, the Bank’s loan portfolio as a whole had decreased significantly during the same periods in 2005. During the same periods in 2005, the Bank was under competitive pressure from local credit unions and other local banks offering lower rates on fixed rate loans.  Management made the decision to let certain outstanding loans refinance at credit unions and other local banks, versus subjecting the bank to the interest rate and credit risks that would be created to retain the loan.  During the quarter ended June 30, 2006, the Bank recorded additional provision for loan losses for potential consumer loan losses, and additional specific reserves for commercial loans. During the three and six months ended June 30, 2006, loan charge-offs were $3,231 and $34,135 respectively.  The recoveries for the three and six month periods ended June 30, 2006 were $0 and $869, respectively.  The allowance for loan losses was $763,618 at June 30, 2006 as compared to $697,013 at December 31, 2005, an increase of 9.6%.  The allowance was 1.1% of loans at June 30, 2006.  Management believes the allowance for loan losses at June 30, 2006 to be adequate and will increase during the year to match normal loan growth.

Provision (Benefit) for/from Income Taxes

Due to the Company’s bank subsidiary’s loss in 2001, there was no income tax expense incurred, and a deferred tax asset was recorded with a valuation allowance.  In 2002, 2003, 2004 and 2005, the Company posted pre-tax income of $130,109, $343,206, $731,700 and $927,391, respectively; causing management to believe that it is more likely than not that it will generate future taxable income to utilize its net deferred tax asset. The Company’s provision/(benefit) for/from income tax expense for the three and six months ended June 30, 2006 was $(44,803) and $61,682, respectively when compared to $166,972 and $191,387 for the same periods in 2005.  Management believes the provision for income taxes for the period ended June 30, 2006 to be adequate.

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for three and six months ended June 30, 2006 was $137,918 and $263,807, respectively when compared to $152,649 and $249,674 for the same periods in 2005.  The main reason for the increase for the six month period ended June 30, 2006, was an increase in investment sales commissions, as management continues to emphasize growth in non-traditional products and services. Management projects that other fees and commissions and service charges will increase in 2006.

Noninterest Expense

Noninterest expenses totaled $915,675 and $1,841,089 for the three and six months ended June 30, 2006, as compared to $949,042 and $1,850,093 for the same periods in 2005.   Salaries and benefits increased $3,402 for the three months ended June 30, 2006, while the six months ended June 30, 2006 decreased $34,578, as compared to the same periods in 2005.   The decrease was mainly due to the non-replacement of personnel in positions that were not critical to the Company’s operations. Legal and professional fees decreased $28,962 for the three months ended June 30, 2006, while increasing $1,348 for the six months ended June 30, 2006, as compared to the same periods in 2005.  Management continues to incur additional expenses to meet the demands of regulatory requirements and strategic plan development.   Other operating expenses decreased $11,592 for the three months ended June 30, 2006, while increasing $27,344 for the six months ended June 30, 2006, when compared to the same periods in 2005.  Most of the other operating expense increase can be attributed to increases in collection expenses for repossessions and other real estate owned.

Financial Condition

Total assets at June 30, 2006, were $90,192,585, an increase of $2,407,875 or 2.7% compared to 2005 year-end assets of $87,784,710.  Deposits increased to $76,925,845 at June 30, 2006, an increase of $2,223,157 or 3.0% from $74,702,688 at December 31, 2005.  The increase in deposits was mainly due to management’s more aggressive efforts to obtain local deposits. Federal Home Loan Bank Stock was $251,400 at June 30, 2006 compared to $244,500 at December 31, 2005.

The Company places an emphasis on an integrated approach to its balance sheet management.  Significant balance sheet components of loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below.

Loans

Net loans outstanding totaled $68,442,253 at June 30, 2006 compared to $64,054,625 at December 31, 2005.  Commercial and real estate loan growth accounted for almost all of the approximately $4.4 million increase for the first two quarters of 2006. Management feels the overall quality of loans remains solid.  In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection.  At June 30, 2006, total loans 90 days or more past due and still accruing interest were $0, while total loans in non-accrual status were $1,206,561.  At December 31, 2005, total loans 90 days or more past due and still accruing interest were $78,509, while total loans in non-accrual status were $2,094,311.

Securities

Federal Home Loan Bank (FHLB) stock at June 30, 2006 had an amortized cost and market value of $251,400 as compared to an amortized cost and a market value of $244,500 at December 31, 2005.   As a member of the FHLB, the Company is required to maintain stock in an amount equal to .15% of total assets.  Federal Home Loan Bank stock is carried at cost under the available-for-sale category.  Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Deposits

Total deposits, which are the principal source of funds for the Company, were $76,925,845 at June 30, 2006, compared to $74,702,688 at December 31, 2005 representing an increase of 3.0%.  The Company has targeted local consumers, professional and commercial businesses as its central clientele, therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.   The Company established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans.   At June 30, 2006 the Company had outstanding advances of $4,161,818 at the Federal Home Loan Bank.

Capital

Equity capital at June 30, 2006 was $8,459,203, an increase of $118,380 from $8,340,823 at December 31, 2005, due to a net profit of $118,380 for the first six months of 2006.

At June 30, 2006, both the Company’s and Bank’s capital ratios were in excess of the regulatory minimums.  Those ratios are as follows:

	Required Minimum Ratio	To be Well Capitalized	Bank	Company
Tier 1 Leverage ratio	4.00%	5.00%	9.68%	9.68%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.84%	11.84%
Total risk-based capital ratio	8.00%	10.00%	12.91%	12.91%

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

At June 30, 2006, approximately 59% of the institution’s gross loans had adjustable rates.  Based on the asset/liability modeling, management believes that these loans reprice at a faster pace than liabilities held at the institution.  Because the majority of the institution’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin.  Floors in the majority of the institution’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at June 30, 2006, had outstanding unused lines of credit and standby letters of credit that totaled approximately $10,939,000.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate Federal funds sold or, on a short-term basis, to purchase Federal funds from other banks and to borrow from the Federal Home Loan Bank.  At June 30, 2006, the Company had established with correspondent banks the ability to purchase Federal funds if needed.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth on pages 11 through 17 of Item 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” is incorporated herein by reference.

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

b)   Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

None.

Item 1A.     RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 17, 2006.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        None.

(b)       Not applicable.

(c)        No repurchases of Company securities were made during the quarter ended June 30, 2006.

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

Item 3.    DEFAULTS UPON SENIOR SECURITIES

(a)             None.

(b)    None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)             The annual meeting of the Company’s shareholders was held May 25, 2006.

(b)            The following members of the board of directors were each re-elected as Class II directors to serve for an additional three-year term or until their respective successors are duly elected and qualified:

Don E. Claiborne

Wendy C. Warner

The term of office for the following members of the board of directors continued after the meeting:  J. Robert Grubbs and Leonard B. Lawson (Class I); William J. Smead and Roger A. Woolsey (Class III).

(c)             (1)  The following directors were elected by the following tabulation:

	Number of
	Shares				Broker
Name	Voting	For	Against	Abstain	Non-Votes

Don E. Claiborne	1,234,009	1,206,799	27,210	0	0
Wendy C. Warner	1,234,009	1,206,799	27,210	0	0

(2)          The ratification of the appointment of Pershing Yoakley & Associates, P.C. as independent auditors for the Company for fiscal year 2006 was as follows:

				Broker
Number of Shares Voting	For	Against	Abstain	Non-Votes

1,234,009	1,220,199	1,755	12,055	0

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

BG FINANCIAL GROUP, INC.
(Registrant)

DATE:	August 18, 2006	/s/ J. Robert Grubbs
J. Robert Grubbs
President & Chief Executive Officer

DATE:	August 18, 2006	/s/T. Don Waddell
T. Don Waddell
Chief Financial Officer