Form 10-Q
period 2006-09-30
BG Financial Group, Inc.
filed 2006-11-14
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES ☐  NO ☒

As of  November 1,  2006, there were 2,310,771 shares of common stock, $0.333 par value, issued and outstanding.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

	As of	As of
	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash and due from banks	$4,012,540	$4,716,153
Federal funds sold	11,255,047	13,557,689
Cash and cash equivalents	15,267,587	18,273,842
Federal Home Loan Bank stock, at cost	255,000	244,500
Loans, net of allowance for loan losses of $700,772 in 2006 and $697,013 in 2005	69,923,845	64,054,625
Premises and equipment, net	3,807,923	3,777,981
Accrued income receivable	461,549	418,329
Deferred tax benefit	198,362	236,743
Foreclosed assets	431,500	616,279
Other assets	96,117	162,411
Total Assets	$90,441,883	$87,784,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$8,511,101	$8,624,411
Interest-bearing
Money market, interest checking and savings	31,650,527	22,070,383
Time deposits	38,371,801	44,007,894
Total Deposits	78,533,429	74,702,688
Accrued interest	589,502	353,534
Income taxes	72,549	—
Other liabilities	217,968	208,613
Federal Home Loan Bank advances	2,415,168	4,179,052
Total Liabilities	81,828,616	79,443,887

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,310,771 shares at September 30, 2006 and December 31, 2005	770,256	770,256
Additional paid-in capital	6,932,307	6,932,307
Retained earnings	910,704	638,260
Total Stockholders’ Equity	8,613,267	8,340,823
Total Liabilities and Stockholders’ Equity	$90,441,883	$87,784,710

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005

Interest and dividend income:
Loans, including fees	$4,446,807	$3,862,213
Dividends on Federal Home Loan Bank stock	10,664	8,286
Federal funds sold and other	428,986	220,913
Total interest and dividend income	4,886,457	4,091,412

Interest expense:
Deposits	1,971,983	1,439,974
Borrowed funds	90,728	105,153
Total interest expense	2,062,711	1,545,127
Net interest income before provision for (benefit from) loan losses	2,823,746	2,546,285

Provision for (benefit from) loan losses	39,075	(367,819)
Net interest income after provision for (benefit from) loan losses	2,784,671	2,914,104

Noninterest income:
Service charges on deposit accounts	184,805	202,471
Fees from origination of mortgage loans	72,849	105,958
Investment sales commissions	107,486	78,039
Other	1,706	28,704
Total noninterest income	366,846	415,172

Noninterest expenses:
Compensation and benefits	1,341,232	1,402,042
Occupancy expenses	369,903	355,977
Marketing	65,691	98,757
Data processing	158,294	141,102
Legal and professional fees	291,128	319,866
Other operating expenses	476,284	434,808
Total noninterest expense	2,702,532	2,752,552
Income before income taxes	448,985	576,724

Income tax expense	176,541	208,724

Net income	$272,444	$368,000

Earnings per share	$.12	$.16

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	September 30, 2006	September 30, 2005

Interest and dividend income:
Loans, including fees	$1,558,255	$1,328,172
Dividends on Federal Home Loan Bank stock	3,644	2,927
Federal funds sold and other	158,253	86,370
Total interest and dividend income	1,720,152	1,417,469

Interest expense:
Deposits	731,256	520,455
Borrowed funds	22,365	34,826
Total interest expense	753,621	555,281
Net interest income before provision for (benefit from) loan losses	966,531	862,188

Provision for (benefit from) loan losses	(60,796)	873
Net interest income after provision for (benefit from) loan losses	1,027,327	861,315

Noninterest income:
Service charges on deposit accounts	58,611	70,302
Fees from origination of mortgage loans	29,799	50,220
Investment sales commissions	22,110	28,982
Other	—	15,994
Total noninterest income	110,520	165,498

Noninterest expenses:
Compensation and benefits	433,612	459,844
Occupancy expenses	129,003	120,461
Marketing	22,865	32,898
Data processing	51,219	48,558
Legal and professional expense	73,642	103,728
Other operating expenses	158,583	136,970
Total noninterest expense	868,924	902,459
Income before income taxes	268,923	124,354

Income tax expense	114,859	17,337

Net income	$154,064	$107,017

Earnings per share	$.07	$.05

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$272,444	$368,000 
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) loan losses	39,075	(367,819)
Depreciation	197,638	228,909 
Realized loss on sales of foreclosed assets	27,088	5,347
Deferred income tax expense	38,381	231,508
Net change in:
Accrued income receivable	(43,220)	(23,478)
Other assets	66,193	(29,591)
Other liabilities	317,974	(270,691)
Net cash provided by operating activities	915,573	142,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Federal Home Loan Bank stock purchases	(10,500)	(14,600)
Proceeds from sales of foreclosed assets	138,267	525,265
Loan originations and principal collections, net	(5,888,871)	4,527,699
Additions to premises and equipment	(227,580)	(136,544)
Net cash provided by (used in) by investing activities	(5,988,684)	4,901,820

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	9,466,834	3,591,975 
Net change in certificates of deposit	(5,636,094)	(9,995,205)
Issuance of stock	—	13,316
Federal Home Loan Bank repayments	(1,763,884)	(134,703)
Net cash provided by (used in) financing activities	2,066,856	(6,524,617)

Net change in cash and cash equivalents	(3,006,255)	(1,480,612)

Cash and cash equivalents at beginning of year	18,273,842	13,158,516

Cash and cash equivalents at end of year	$15,267,587	$11,677,904

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$1,826,743	$1,343,077
Income taxes paid	$—	$126,000

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Foreclosed assets sold during the period and financed through loans	$204,203	$65,412
Loans moved to foreclosed assets	$184,779	$868,016

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (none of which were other than normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Certain amounts from prior period financial statements have been reclassified to conform to current period’s presentation.

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

Note 2.   Stock Options and Awards

On July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”).  This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), which the Company had followed until the adoption of SFAS No. 123R.   The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income.   In anticipation of adopting SFAS No. 123R, on May 17, 2005 the Board of Directors approved that all non-vested employee stock options granted to become fully vested and exercisable as of that date in order to avoid recognition of compensation costs in the consolidated statement of income in future periods.  Any stock options granted after May 17, 2005 are fully exercisable on the date granted.  Accordingly, no compensation cost was recognized prior to the adoption of SFAS No. 123R on July 1, 2005.  No additional options were granted during the period ended September 30, 2006, therefore, no compensation cost is recognized in the consolidated statement of income for the period ended September 30, 2006.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation for comparative periods ended September 30.

	Three-Month Period		Nine-Month Period
	Ended September 30		Ended September 30
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005

Net income, as reported	$154,064	$107,017	$272,444	$368,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	—	125,675

Pro forma net income	$154,064	$107,017	$272,444	$242,325

Earnings per share
Basic – as reported	$.07	$.05	$.12	$.16

Basic – pro forma	$.07	$.05	$.12	$.10

Diluted – as reported	$.06	$.04	$.11	$.15

Diluted – pro forma	$.06	$.04	$.11	$.10

Note 3.   Earnings Per Share of Common Stock

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential dilutive common shares outstanding during the period.  Stock options are regarded as potential common shares.  Potential common shares are computed using the treasury stock method.  For the three and nine months ended September 30, 2006, 19,000 options are excluded from the effect of dilutive securities because they are anti-dilutive; 19,000 options are similarly excluded from the effect of dilutive securities for the three and nine months ended September 30, 2005.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006		2005
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common stockholders	$154,064	2,310,771	$107,017	2,307,881

Effect of dilutive securities
Stock options outstanding	—	133,523	—	159,973

Diluted EPS
Income available to common shareholders plus assumed conversions	$154,064	2,444,294	$107,017	2,467,854

	Nine Months Ended September 30,
	2006		2005
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common stockholders	$272,444	2,310,771	$368,000	2,307,881

Effect of dilutive securities
Stock options outstanding	—	148,234	—	159,973

Diluted EPS
Income available to common shareholders plus assumed conversions	$272,444	2,459,005	$368,000	2,467,854

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

 Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting For Servicing of Financial Assets, an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 156”), which requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement.  SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company plans to adopt SFAS 156 on January 1, 2007.  The adoption of SFAS 156 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation.”  This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income.  The revised statement was effective as of the first interim or annual period beginning after September 15, 2005.  In anticipation of adopting SFAS No. 123R, the Company elected to immediately vest all remaining stock options during 2005 to avoid the recognition of compensation costs in the consolidated statement of income in future periods.

The FASB issued an FSP on December 15, 2005, “SOP 94-6-1 - Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” which addresses the disclosure requirements for certain nontraditional mortgage and other loan products, the aggregation of which may constitute a concentration of credit risk under existing accounting literature.  Pursuant to this FSP, the FASB’s intentions were to reemphasize the adequacy of such disclosures and noted that the recent popularity of certain loan products such as negative amortization loans, high loan-to-value loans, interest only loans, teaser rate loans, option adjusted rate mortgage loans and other loan product types may aggregate to the point of being a concentration of credit risk to an issuer and thus may require enhanced disclosures under existing guidance.  This FSP was effective immediately.  The adoption of this FSP did not have a material impact on the consolidated financial statements.

In July, 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”).  FIN 48 is effective for fiscal years beginning after December 15, 2006.  FIN 48 applies to all income tax positions subject to FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”), including tax positions considered to be routine and those with a high degree of uncertainty.  FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS will be applied prospectively and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Liquidity

At September 30, 2006, the Company had liquid assets of approximately $15.3 million in the form of cash and federal funds sold compared to approximately $18.3 million on December 31, 2005.  This $3 million decrease in liquidity was caused primarily by the funding of an approximately $3 million commercial real estate loan during the three months ended September 30, 2006.   Management believes that the liquid assets are adequate at September 30, 2006. Additional liquidity should be provided by the growth in deposit accounts and loan repayments.  The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide a credit line if necessary.  Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Company’s short term or long term liquidity.

Results of Operations

The Company had net income of $154,064 or $.07 per share for the quarter ended September 30, 2006 compared to net income of $107,017 or $.05 per share for the quarter ended September 30, 2005.  Net income for the nine months ended September 30, 2006 was $272,444 as compared to a net income of $368,000 for the same period in 2005.  During the nine months ended September 30, 2006, the Company made a provision for loan losses of $39,075, while recording a benefit from loan losses of $367,819 for the same period in 2005.

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Interest income for the quarter ended September 30, 2006 was $1,720,152 compared to $1,417,469 for the same period in 2005. Total interest expense was $753,621 in 2006 compared to $555,281 in 2005 for the same period.  Interest income for the nine months ended September 30, 2006 was $4,886,457, compared to $4,091,412 for the same period in 2005, and total interest expense was $2,062,711 for the nine months ended September 30, 2006 compared to $1,545,127 in 2005 for the same period.  The Company pursues local deposits aggressively with attractive interest rates, which has resulted in compression of net interest margin.  The Company benefited from a “catch up” interest payment of $136,267 received from a large loan previously in non-accrual status during the nine months ended September 30, 2006. Based on the Company’s mix of interest earning assets and interest bearing liabilities, management believes that net interest margin should remain stable or begin to increase slightly for the remainder of the year.  This assumption is based on a continued rising interest rate environment.  If interest rates remain stable or begin to decline, net interest margin could decline due to competitive pricing of both loans and interest bearing deposits.

Provision for / Benefit from Loan Losses

The provision for (benefit from) loan losses represents a charge (or recovery) to operations necessary to establish an allowance for possible loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for (benefit from) loan losses during the three and nine month periods ended September 30, 2006 was $(60,796) and $39,075, respectively, as compared to the provision for (benefit from) loan losses of $873 and $(367,819) for the same periods in 2005. During the three months and nine months ended September 30, 2006, the Bank recorded additional benefit from loan losses due to favorable settlements on certain classified loans.  There were several reasons for the benefit recognized during the nine month period ended September 30, 2005. One factor was that several loans, which were classified as special mention, substandard or doubtful as of December 31, 2004, were paid out during the first nine months of 2005 with minimal losses. In addition, the Bank’s loan portfolio as a whole had decreased significantly during the same periods in 2005. During the same periods in 2005, the Bank was under competitive pressure from local credit unions and other local banks offering lower rates on fixed rate loans.  Management made the decision to let certain outstanding loans refinance at credit unions and other local banks, versus subjecting the Bank to the interest rate and credit risks that would be created to retain the loans.  During the three and nine months ended September 30, 2006, loan charge-offs were $2,050 and $36,185 respectively.  The recoveries for the three and nine month periods ended September 30, 2006 were $0 and $869, respectively.  The allowance for loan losses was $700,772 at September 30, 2006 as compared to $697,013 at December 31, 2005, an increase of 0.5%.  The allowance was 1.0% of loans at September 30, 2006.  Management believes the allowance for loan losses at September 30, 2006 to be adequate and will increase during the year to match normal loan growth.

Provision for / Benefit from Income Taxes

Due to the Company’s subsidiary bank’s loss in 2001, there was no income tax expense incurred, and a deferred tax asset was recorded with a valuation allowance.  In 2002, 2003, 2004 and 2005, the Company posted pre-tax income of $130,109, $343,206, $731,700 and $927,391, respectively; causing management to believe that it is more likely than not that it will generate future taxable income to utilize its net deferred tax asset. The Company’s provision for income tax expense for the three and nine months ended September 30, 2006 was $114,859 and $176,541, respectively when compared to $17,337 and $208,724 for the same periods in 2005.  Management believes the provision for income taxes for the period ended September 30, 2006 to be adequate.

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for three and nine months ended September 30, 2006 was $103,039 and $366,846, respectively when compared to $165,498 and $415,172 for the same periods in 2005.  The main reasons for the decrease for the three and the nine month periods ended September 30, 2006, were decreases in service charges on deposit accounts and a decrease in fees from origination of mortgage loans. Management projects that noninterest income will improve during the remainder of 2006 due to more aggressive collection of fees and renewed marketing efforts.

Noninterest Expense

Noninterest expenses totaled $868,924 and $2,702,532 for the three and nine months ended September 30, 2006, as compared to $902,459 and $2,752,552 for the same periods in 2005.   Salaries and benefits decreased $26,232 for the three months ended September 30, 2006, while the nine months ended September 30, 2006 decreased $60,810, as compared to the same periods in 2005.   The decrease was mainly due to the non-replacement of personnel in positions that were not critical to the Company’s operations. Legal and professional fees decreased $30,086 for the three months ended September 30, 2006, while decreasing $28,738 for the nine months ended September 30, 2006, as compared to the same periods in 2005.  During 2005, the Company incurred several legal and professional fees developing a long-term strategic plan and gearing up to meet the additional reporting requirements of Sarbanes- Oxley that were non-reoccurring in 2006.  Other operating expenses increased $21,613 for the three months ended September 30, 2006, while increasing $41,476 for the nine months ended September 30, 2006, when compared to the same periods in 2005.  Most of the increase in other operating expenses is accounted for by additional collection and data processing expenses.

Financial Condition

Total assets at September 30, 2006, were $90,441,883, an increase of $2,657,173 or 3.0% compared to 2005 year-end assets of $87,784,710.  Deposits increased to $78,533,429 at September 30, 2006, an increase of $3,830,741 or 5.1% from $74,702,688 at December 31, 2005.  The increase in deposits was mainly due to management’s aggressive efforts to obtain local deposits. Federal Home Loan Bank Stock was $255,000 at September 30, 2006 compared to $244,500 at December 31, 2005.

The Company places an emphasis on an integrated approach to its balance sheet management.  Significant balance sheet components of loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below.

Loans

Net loans outstanding totaled $69,923,845 at September 30, 2006 compared to $64,054,625 at December 31, 2005. Commercial real estate loan growth accounted for almost all of the approximately $5.9 million increase for the first three quarters of 2006. Management believes the overall quality of loans remains solid.  In the event that a loan is 90 days or more past due, the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection.  At September 30, 2006, total loans 90 days or more past due and still accruing interest were $0, while total loans in non-accrual status were $1,713,310.  At December 31, 2005, total loans 90 days or more past due and still accruing interest were $78,509, while total loans in non-accrual status were $2,094,311.

Securities

Federal Home Loan Bank (FHLB) stock at September 30, 2006 had an amortized cost and market value of $255,000 as compared to an amortized cost and a market value of $244,500 at December 31, 2005.   As a member of the FHLB, the Company is required to maintain stock in an amount equal to .15% of total assets.  Federal Home Loan Bank stock is carried at cost under the available-for-sale category.  Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Deposits

Total deposits, which are the principal source of funds for the Company, were $78,533,429 at September 30, 2006, compared to $74,702,688 at December 31, 2005 representing an increase of 5.1%.  The Company has targeted local consumers, professional and commercial businesses as its central clientele, therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.   The Company established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans.   At September 30, 2006 the Company had outstanding advances of $2,415,168 at the Federal Home Loan Bank.

Capital

Equity capital at September 30, 2006 was $8,613,267, an increase of $272,444 from $8,340,823 at December 31, 2005, due to a net profit of $272,444 for the first nine months of 2006.

At September 30, 2006, both the Company’s and Bank’s capital ratios were in excess of the regulatory minimums.  Those ratios are as follows:

	Required Minimum Ratio	To be Well Capitalized	Bank	Company
Tier 1 Leverage ratio	4.00%	5.00%	9.57%	9.58%
Tier 1 risk-based capital ratio	4.00%	6.00%	12.00%	12.01%
Total risk-based capital ratio	8.00%	10.00%	12.98%	12.99%

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

At September 30, 2006, approximately 58% of the Bank’s gross loans had adjustable rates.  Based on the asset/liability modeling, management believes that these loans reprice at a faster pace than liabilities held at the institution.  Because the majority of the institution’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin.  Floors in the majority of the institution’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at September 30, 2006, had outstanding unused lines of credit and standby letters of credit that totaled approximately $11,894,000.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate Federal funds sold or, on a short-term basis, to purchase Federal funds from other banks and to borrow from the Federal Home Loan Bank.  At September 30, 2006, the Company had established with correspondent banks the ability to purchase Federal funds if needed.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth on pages 10 through 16 of Item 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS is incorporated herein by reference.

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

b)            Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   None.

(b)   Not applicable.

(c)   No repurchases of Company securities were made during the quarter ended September 30, 2006.

The Company’s ability to pay dividends is derived from the income of the Bank.  The Bank’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Tennessee Department of Financial Institutions.  In addition, the Federal Reserve Board may impose restrictions on the Company’s ability to pay dividends on its common stock.  As a result, the Company cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future.

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

**Previously filed as an exhibit to Bank of Greeneville’s Registration Statement on Form 10-SB, as filed with the Federal Deposit Insurance Corporation on April 27, 2002, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BG FINANCIAL GROUP, INC.
(Registrant)

DATE:	November 14, 2006	/s/ J. Robert Grubbs
J. Robert Grubbs
President & Chief Executive Officer

DATE:	November 14, 2006	/s/ T. Don Waddell
T. Don Waddell
Chief Financial Officer