Form 10-K
period 2006-12-31
BG Financial Group, Inc.
filed 2007-04-16
CIK 1290505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                               Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

☐                                  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to                   .

Commission File Number 000-50771

BG Financial Group, Inc.

(Exact name of registrant as specified in Charter)

Tennessee	62-1852691
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
3095 East Andrew Johnson Highway,
Greeneville, Tennessee	37745
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code  (423) 636-1555

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2006 was $24,117,612, based upon the average sale price on that date.

As of March 27, 2007, there were 2,310,771 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Definitive Proxy Statement involving the election of directors at the annual meeting of shareholders to be held June 5, 2007.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	43

PART I

ITEM 1.                BUSINESS

General

BG Financial Group, Inc. (the “Corporation” or “we” or “us”) is a one-bank holding company formed as a Tennessee corporation to own the shares of Bank of Greeneville (the “Bank”). The Corporation was incorporated on October 10, 2003, for the purpose of acquiring 100% of the shares of the Bank by means of a share exchange, and becoming a registered bank holding company under the Federal Reserve Act. The share exchange was completed on January 23, 2004. The activities of the Corporation are subject to the supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The offices of the Corporation are the same as the principal office of the Bank. The Bank is the only subsidiary of the Corporation.

Bank of Greeneville commenced operations as a state chartered bank on July 9, 2001. The Bank has total assets of approximately $98 million at December 31, 2006. The Bank’s deposit accounts are insured by the FDIC, up to the maximum applicable limits thereof. The Bank is not a member of the Federal Reserve System.

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

In Greene County as of June 30, 2006, there were 7 banks and 1 savings and loan institution, with at least 26 offices actively engaged in banking activities, including 3 major state-wide financial institutions, with a total of $998 million in deposits. In addition, there are numerous credit unions, finance companies, and other financial services providers.

Employees

At December 31, 2006, the Bank employed 34 persons on a full-time basis, and 8 persons on a part-time basis. The Bank’s employees are not represented by any union or other collective bargaining agreement and the Bank believes its employee relations are satisfactory.

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

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Furthermore, in the event of a loss suffered or anticipated by the FDIC—either as a result of default of a banking or thrift subsidiary of the Corporation or related to FDIC assistance provided to a subsidiary in danger of default—the other banking subsidiaries of the Corporation may be assessed for the FDIC’s loss, subject to certain exceptions.

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

Capital Guidelines

The Federal Reserve Board has risk based capital guidelines for bank holding companies and member banks. Under the guidelines, the minimum ratio of capital to risk weighted assets (including certain off balance sheet items, such as standby letters of credit) is 8%. To be considered a “well capitalized” bank or bank holding company under the guidelines, a bank or bank holding company must have a total risk based capital ratio in excess of 10%. At December 31, 2006, on a pro forma basis, the Corporation would have been sufficiently capitalized to be considered “well capitalized.”

At least half of the total capital is to be comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments (“Tier I capital”). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock not qualifying for Tier I capital, and a limited amount of loan loss reserves (“Tier II capital”). The Bank is subject to similar capital requirements adopted by the FDIC. In addition, the Federal Reserve Board, and the FDIC have adopted a minimum leverage ratio (Tier I capital to total assets) of 3% (or 4% if the bank’s CAMEL rating is below “1”). Generally, banking organizations are expected to operate well above the minimum required capital level of 3% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 3%, plus an additional cushion of at least 1% to 2%. Most community banks are encouraged to maintain a minimum leverage ratio of 6.5% to 7.0%; the Bank’s leverage ratio at December 31, 2006, was 9.76%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets.

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

The Corporation files periodic reports with the SEC. The public may read and copy any materials the Corporation files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information regarding the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Corporation that the Corporation files electronically with the SEC. This information may be found at www.sec.gov. The Corporation will provide copies of such periodic reports upon request.

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

The Bank believes that at December 31, 2006, the Bank was well capitalized under the criteria discussed above.

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

Various other legislation, including proposals to revise the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The TDFI and FDIC will examine the Bank periodically for compliance with various regulatory requirements. Such examinations, however, are for the protection of the Deposit Insurance Fund (“DIF”) and for depositors, and not for the protection of investors and shareholders.

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

FDIC Insurance Premiums.   The Bank is required to pay semiannual FDIC deposit insurance assessments to the Deposit Insurance Fund (“DIF”). The FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) to form the DIF on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Under the rule adopted by the FDIC in November 2006, beginning in 2007, the FDIC will place each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Beginning in 2007, rates will range between $.05 and $.43 per $100 in assessable deposits. Any change in these rates and the category of risk into which the Bank will fall could have an adverse effect on the Bank’s earnings.

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

The FDIC rule provides that institutions not in compliance with the regulation are expected to be operating in compliance with a capital plan or agreement with the regulator. If they do not do so, they are deemed to be engaging in an unsafe and unsound practice and may be subject to enforcement action. In addition, failure by an institution to maintain capital of at least 2% of assets constitutes an unsafe and unsound practice and may subject the institution to enforcement action. An institution’s failure to maintain capital of at least 2% of assets constitutes an unsafe and unsound condition justifying termination of FDIC insurance.

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

Investment Policy

The objective of the Bank’s investment policy is to invest funds not otherwise needed to meet the loan demand of its market area to earn the maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank’s loan demand and deposit structure. In doing so, the Bank balances the market and credit risks against the potential investment return, makes investments compatible with the pledge requirements of the Bank’s deposits of public funds, maintains compliance with regulatory investment requirements, and assists the various public entities with their financing needs. The asset liability and investment committee has full authority over the investment portfolio and makes decisions on purchases and sales of securities. The entire portfolio, along with all investment transactions occurring since the previous Board of Director’s meeting, is reviewed by the Board at its next monthly meeting. The investment policy allows portfolio holdings to include short-term securities purchased to provide the Bank’s needed liquidity and longer term securities purchased to generate level income for the Bank over periods of interest rate fluctuations. At this time the Bank does not have a security portfolio.

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

The Bank had no tax-exempt loans during the period ended December 31, 2006. The Bank had no loans outstanding to foreign borrowers at December 31, 2006. The Bank’s underwriting guidelines are applied to four major categories of loans, commercial and industrial, consumer, agricultural and real estate which includes residential, construction and development and certain other real estate loans. The Bank requires its loan officers and Board to consider the borrower’s character, the borrower’s financial condition as reflected in current financial statements, the borrower’s management capability, the borrower’s industry and the economic environment in which the loan will be repaid. Before approving a loan, the loan officer or Board must determine that the borrower is basically honest and creditworthy, determine that the borrower is a capable manager, understand the specific purpose of the loan, understand the source and plan of repayment, determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

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

The loan portfolio is regularly reviewed and management determines the amount of loans to be charged-off. In addition, such factors as the Bank’s previous loan loss experience, prevailing and anticipated economic conditions, any industry concentrations and the overall quality of the loan portfolio are considered. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available at the time of their examinations. In addition, any loan or portion thereof which is classified as a “loss” by regulatory examiners is charged-off.

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

The Corporation’s common stock is currently traded on a local basis, the trading volume in its common stock has been thin and the sale of substantial amounts of the Corporation’s common stock could depress the price of its common stock.

The Corporation cannot say with any certainty when a more active and liquid trading market for its common stock will develop or be sustained. Because of this, the Corporation’s shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

The Corporation cannot predict the effect, if any, that future sales of its common stock, or availability of shares of its common stock for sale, will have on the price of the Corporation’s common stock. The Corporation, therefore, can give no assurance that sales of substantial amounts of its common stock, or the potential for large amounts of sales, would not cause the price of its common stock to decline or impair its ability to raise capital through sales of its common stock.

The price of the Corporation’s common stock may fluctuate in the future, and these fluctuations may be unrelated to its performance.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

The main office of the Corporation is located at 3095 East Andrew Johnson Highway, Greeneville, Greene County, Tennessee, which is also the main office of the Bank. This location is a 2.66 acre lot, on which there is a fully operational modular bank unit. Full service branch banking offices of the Bank are also located at 506 Asheville Highway and 208 West Summer Street, Greeneville, Greene County, Tennessee. Recently the Bank purchased property in Maryville, Tennessee at 710 South Foothills Plaza Drive, and the Bank plans to establish a branch at this location. This location is a 1.17 acre lot, on which there is a 3,272 square foot fully operational brick bank building with drive through facilities. These locations are centrally located and in high traffic/exposure areas. Automatic teller machines and overnight “deposit drops” are positioned to serve the Bank’s clients. Additional branches may be established as market opportunities surface.

ITEM 3.                LEGAL PROCEEDINGS

To the best of the Corporation’s knowledge, there are no pending legal proceedings, other than routine litigation incidental to the business, to which the Corporation or the Bank is a party or of which any of the Corporation’s or the Bank’s property is the subject.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2006 through the solicitation of proxies or otherwise.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Corporation is not traded through an organized exchange nor is there a known active trading market. The number of shareholders of record at December 31, 2006 was 1,725. Holders of the Corporation’s common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available. Dividends will be affected by other factors including applicable government regulations and policies. The following table shows the quarterly range of high and low sale prices for the Corporation’s stock during the fiscal years 2006 and 2005. These sale prices represent known transactions and do not necessarily represent all trading transactions for the periods.

Year		High	Low
2005:	First Quarter	$19.00	$14.00
	Second Quarter	$19.00	$16.00
	Third Quarter	$17.00	$14.00
	Fourth Quarter	$16.00	$15.00
2006:	First Quarter	$15.00	$12.00
	Second Quarter	$13.00	$12.00
	Third Quarter	$11.00	$9.50
	Fourth Quarter	$10.00	$9.00

Dividends

The payment of cash dividends is subject to the discretion of the Corporation’s Board of Directors and the Bank’s ability to pay dividends. The Bank’s ability to pay dividends is restricted by applicable regulatory requirements. For more information on these restrictions, please see PART I, ITEM 1 “DESCRIPTION OF BUSINESS—Payment of Dividends”. No assurances can be given that any dividend will be declared or, if declared, what the amount of such dividend would be or whether such dividends would continue in future periods.

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

The following table reflects the number of shares to be issued upon the exercise of options granted under the Option agreements, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for issuance upon the exercise of authorized, not-yet-granted options as of December 31, 2006:

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

The maximum number of shares of the Corporation’s common stock available for issuance pursuant to stock options is 375,000 shares. As of December 31, 2006 the maximum number of shares available for future stock option grants is 73,700 shares. The option exercise price is equal to the fair market value of the Corporation’s common stock at the date of the grant. The options expire on the tenth anniversary of the date of the option. In anticipation of adopting Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, the Corporation elected to immediately vest all remaining stock options during 2005 to avoid the recognition of compensation costs in the consolidated statements of income in future periods. Proceeds received by the Corporation from exercises of the stock options are credited to common stock and additional paid-in capital.

Comparison of Five-Year Cumulative Total Return

The following graph compares the cumulative total return on BG Financial Group, Inc.’s common stock with the NASDAQ Bank Index and the Russell 3000 Index over the five-year period extending through December 31, 2006. The graph assumes that $100.00 was invested on December 31, 2001 in BG Financial Group, Inc.’s common stock, the NASDAQ Bank Index and the Russell 3000 Index and that all dividends were reinvested.

Cumulative Total Returns (1)

Comparison of

BG FINANCIAL GROUP, INC.
NASDAQ BANK INDEX
RUSSELL 3000 INDEX

At December 31, 2001 through December 31, 2006

Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
BG Financial Group, Inc.	100.00	160.00	266.67	360.00	300.00	200.00
Russell 3000 Index	100.00	81.94	64.29	84.25	94.32	108.16
Nasdaq Bank Index	100.00	123.68	126.65	162.92	186.45	159.40

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The Corporation made no repurchases of its equity securities, and no Affiliated Purchasers (as defined in Rule 10b - 18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of the Corporation’s equity securities during the fourth quarter of the fiscal year ended December 31, 2006.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 should be read in conjunction with the financial statements included in Item 8:

	2006	2005	2004	2003	2002
Income Statement Data:
Total interest and dividend income	$6,686,333	$5,499,510	$5,498,717	$4,308,390	$2,598,782
Total interest expense	2,842,427	2,118,949	1,576,080	1,216,359	790,959
Net interest income before provision for loan losses	3,843,906	3,380,561	3,922,637	3,092,031	1,807,823
(Provision for)/benefit from loan losses	23,758	555,222	(615,251)	(956,609)	(315,620)
Net interest income after provision for loan losses	3,867,664	3,935,783	3,307,386	2,135,422	1,492,203
Noninterest income	547,783	565,259	531,677	612,465	461,892
Noninterest expenses	(3,601,111)	(3,573,651)	(3,107,363)	(2,404,681)	(1,823,986)
Income before income taxes	814,336	927,391	731,700	343,206	130,109
Income tax expense	(318,631)	(342,981)	(227,555)	(89,704)	510,006
Net income	$495,705	$584,410	$504,145	$253,502	$640,115
Per Share Data:(1)
Net income, basic	$0.21	$0.25	$0.22	$0.11	$0.28
Net income, assuming dilution	$0.20	$0.24	$0.21	$0.11	$0.28
Dividends declared	N/A	N/A	N/A	N/A	N/A
Book value	$3.82	$3.61	$3.36	$3.14	$3.03
Financial Condition Data:
Total assets	$97,752,681	$87,784,710	$91,174,368	$85,075,150	$53,045,438
Loans, net	$77,059,828	$64,054,625	$72,355,286	$68,539,235	$42,293,917
Federal Home Loan Bank stock	$258,800	$244,500	$226,500	$171,700	$134,300
Federal funds sold	$12,224,443	$13,557,689	$7,619,619	$7,244,455	$5,579,365
Deposits	$82,503,052	$74,702,688	$78,387,227	$73,461,766	$43,269,854
Federal Home Loan Bank—advances	$2,368,159	$4,179,052	$4,359,346	$4,254,106	$2,672,000
Stockholder’s equity	$8,836,528	$8,340,823	$7,743,097	$7,207,287	$6,901,202
Selected Ratios:
Interest rate spread	4.29%	3.95%	4.40%	4.55%	4.59%
Net yield on interest-earning assets	4.78%	4.24%	4.61%	4.85%	4.99%
Return on average assets	0.56%	0.67%	0.55%	0.37%	1.62%
Return on average equity	5.79%	7.32%	6.60%	3.51%	10.33%
Average equity to average assets	9.70%	9.12%	8.37%	10.64%	15.64%
Dividend payout ratio	N/A	N/A	N/A	N/A	N/A
Ratio of nonperforming assets to total assets	1.56%	2.39%	0.59%	0.10%	0.00%
Ratio of allowance for loan losses to nonperforming assets	40.47%	33.28%	300.79%	1,626.14%	N/A
Ratio of allowance for loan losses to total loans, net of unearned income	0.80%	1.08%	2.17%	1.93%	1.25%

(1)           Amounts have been restated to reflect the effect of the Company’s three-for-one stock split effected April 25, 2003.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2006, 2005 and 2004. The discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in order to obtain a better understanding of the information contained in the financial statements. The discussions contained herein are for the consolidated entity BG Financial Group, Inc. (the “Corporation”) and its wholly-owned subsidiary Bank of Greeneville (the “Bank”) collectively referred to herein as the “Company”.

Overview

Net income for the Company decreased 15.2% from $584,410 in 2005 to $495,705 in 2006. The primary reason for the decrease in net income can be attributed to the Company not having as much benefit from recapture of income from the estimated allowance for loan losses. In 2005, the Company was able to recapture $555,222 in income from loans that had previously been charged off or placed on nonaccrual. The recapture of income or benefit was only $23,758 in 2006, which is a (95.7 percent) $531,464 decrease. As of December 31, 2006 approximately 63% of the Company’s loans are adjustable rate loans that reprice with the Wall Street Journal prime rate increases on a daily basis. The Company will continue to place our emphasis on making adjustable rate loans to better match corresponding rising costs of funds. Please refer to the Benefit from / Provision for loan losses section under the Results for Operations caption that follows for a more in depth discussion.

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

Recent Accounting Pronouncements

In March 2006, the Financial Account Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS 140”) which requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company plans to adopt SFAS 156 on January 1, 2007. The adoption of SFAS 156 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 applies to all income tax positions subject to FASB Statement No. 109, Accounting for Income Tax (“SFAS 109”), including tax positions considered to be routine and those with a high degree of uncertainty. FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP was effective for reporting periods beginning after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income. The revised statement was effective as of the first interim or annual period beginning after September 15, 2005. In anticipation of adopting SFAS No. 123R, the Company elected to immediately vest all remaining stock options during 2005 to avoid the recognition of compensation costs in the consolidated statement of income in future periods.

The FASB issued a FASB Staff Position (FSP) on December 15, 2005, SOP 94-6-1—Terms of Loan Products That May Give Rise to a Concentration of Credit Risk which addresses the disclosure requirements for certain nontraditional mortgage and other loan products the aggregation of which may constitute a concentration of credit risk under existing accounting literature. Pursuant to this FSP, the FASB’s intentions were to reemphasize the adequacy of such disclosures and noted that the recent popularity of certain loan products such as negative amortization loans, high loan-to-value loans, interest only loans, teaser rate loans, option adjusted rate mortgage loans and other loan product types may aggregate to the point of being a concentration of credit risk to an issuer and thus may require enhanced disclosures under existing guidance. This FSP was effective immediately. The adoption of this FSP did not have a material impact on the consolidated financial statements.

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

Results of Operations

The Company had net income of $495,705 for the year ended December 31, 2006 (or $.21 per share) compared to $584,410 (or $.25 per share) and $504,145 (or $.22 per share) for the years ended December 31, 2005 and 2004 respectively.

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Interest income for 2006 was $6,686,333 compared to $5,499,510 and $5,498,717 in 2005 and 2004 respectively. Total interest expense was $2,842,427 in 2006 compared to $2,118,949 and $1,576,080 in 2005 and 2004 respectively. Average earning assets decreased from approximately $85 million in 2004 to approximately $80 million in 2005 (6%) and remained relatively unchanged at approximately $80 million in 2006. Average interest-bearing deposits decreased from approximately $77 million in 2004 to approximately $72 million in 2005 (6%) and decreased to approximately $71 million (1%) in 2006. Net interest margin was 4.78% in 2006 compared to 4.24% in 2005, or 54 basis points. The net change in the net interest margin was significant because the net increases in the yield on interest-earning assets was approximately 142 basis points compared to the increase in the rate paid on interest-bearing liabilities of 108 basis points.

Benefit from / Provision for Loan Losses

The provision for (benefit from) loan losses represents a charge (or recovery) to operations necessary to establish an estimated allowance for loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans.  The estimated allowance for loan losses is evaluated on a regular basis by management and is based upon the Bank’s historical loss experience adjusted for certain other factors based on management’s judgment.

The year ended December 31, 2006 represents the Bank’s fifth full year of operations. In determining the component for historical loss experience, the Bank has considered the average of the last five years’ experience. Management has considered whether the historical loss experience needs to be adjusted for other factors including:  past due trends, classified asset trends, recovery trends, loan volume increases or decreases, loan underwriting/risk management, lending staff experience, local employment conditions, and credit concentrations.

For the year ended December 31, 2006, there was a net benefit to earnings of $23,758. Prior to 2006, the Bank had adjusted historical loss experience by adding 25 basis points for a lack of historical experience. In 2006, the Bank removed this factor from its estimate of the allowance for loan losses. The removal of this factor accounts for the majority of the benefit from the reduction of the estimated allowance for loan losses. For the year ended December 31, 2005, there was a net benefit to earnings of 555,222 from the reduction of the estimated allowance for loan losses. One factor was that several loans, which were classified as special mention, substandard or doubtful as of December 31, 2004, were paid out during 2005 with minimal losses. In addition, the Bank’s loan portfolio as a whole, as of December 31, 2005, had decreased by approximately $9,200,000 (includes classified loans from 2004 that paid out in 2005) since December 31, 2004. Another factor is that the Bank modified its methodology to evaluate more specific loans for impairment. This change in methodology provided a benefit of approximately $163,000 in 2005.

Provisions for Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the estimated allowance for loan losses and accumulated depreciation. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions. Total noninterest income for 2006 was $547,783 compared to $565,259 and $531,677 in 2005 and 2004 respectively. The main reasons for the decrease in 2006 when compared to 2005 was due to a $10,782 or  3.5% decrease in service charges on deposit accounts and a $20,643 or 17.4% decrease in fees from origination of mortgage loans sold. These decreases were offset by an investment sales commission increase of $13,040 or 13.0%. The decrease in 2005 when compared to 2004 was due to a 14% increase in service charges on deposit accounts. Management projects that other fees, commissions and service charges will increase in 2007 due to the growth of the Company and the implementation of a more aggressive collection policy for other fees and service charges. The Company’s subsidiary Bank began a new service product in late 2006 called “Bounce Protection.”  This product has already shown increases in service charges on deposit accounts.

Noninterest Expense

Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following shows the comparison of our noninterest expense for the years ended December 31, 2006, 2005 and 2004:

			2006-2005		2005-2004
	Years ended			Year ended
	December 31,		Percent	December 31,	Percent
			Increase		Increase
	2006	2005	(Decrease)	2004	(Decrease)
Noninterest expense:
Salaries and employee benefits	1,834,310	1,880,425	-2.5%	1,577,832	19.2%
Occupancy	488,040	481,813	1.3%	400,454	20.3%
Advertising	88,523	121,858	-27.4%	143,266	-14.9%
Data processing	217,919	191,202	14.0%	191,748	-0.3%
Legal and professional	347,595	366,128	-5.1%	289,990	26.3%
Other operating	624,724	532,225	17.4%	504,073	5.6%
Total noninterest expense	3,601,111	3,573,651	0.8%	3,107,363	15.0%

Financial Condition

Total assets at December 31, 2006, were $97,752,681, an increase of $9,967,971 or 11.4% over 2005 year end assets of $87,784,710. Total assets for the 2004 year end were $91,174,368. Deposits increased to $82,503,052 at December 31, 2006, an increase of $7,800,364 or 10.4% from $74,702,688 at December 31, 2005. Total deposits for the year end 2004 were $78,387,227. Gross loans increased by $12,926,146, or 20.0%, to $77,677,784 at year end 2006, from $64,751,638 at year-end 2005. Total gross loans for the year end 2004 were $73,962,845.  Federal Home Loan Bank (FHLB) Stock was $258,800 at December 31, 2006 compared to $244,500 at December 31, 2005. FHLB Stock was $226,500 at year end 2004.  Most of the increase in total assets from 2005 to 2006 is accounted for by the growth in the loan portfolio.

The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of loans, sources of funds, and restricted equity investments are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are discussed below.

Loans

Gross loans outstanding totaled $77,677,784 at December 31, 2006 compared to $64,751,638 and $73,962,845 at December 31, 2005 and 2004, respectively. The growth experienced in 2006 is primarily in the commercial real estate segment of the portfolio which now encompasses approximately fifty percent of the entire portfolio. Consumer and owner occupied residential loans decreased slightly as a percentage of the entire portfolio. Aggregate commercial (non-real estate) loans declined as a percentage of the entire portfolio. The shift from commercial to commercial real estate reflects the acceptable lending opportunities available in the Bank’s service area and not any change in portfolio management strategy.

Management believes that overall portfolio quality remains sound and is indicative of reasonably conservative policies and underwriting standards and effective risk management practices. In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection. At December 31, 2006, there were no  loans 90 days or more past due and still accruing interest, while total loans 90 days or more past due and in non-accrual status equaled $1,526,880.

Restricted Equity Investments

Federal Home Loan Bank (FHLB) stock at December 31, 2006 had an amortized cost of $258,800 as compared to an amortized cost of $244,500 at December 31, 2005. The amortized cost of the FHLB stock for the year end 2004 was $226,500. As a member of the FHLB, the Company is required to maintain stock in an amount equal to 0.15% of total assets and 4% of outstanding FHLB advances. FHLB stock is maintained by the Company at par value of $100 per share.

Deposits

Total deposits, which are the principal source of funds for the Company, were $82,503,052 at December 31, 2006 compared to $74,702,688 and $78,387,227 at December 31, 2005 and 2004, respectively. The increase of $7,800,364 from year end 2005 to year end 2006 represents an increase of 10.4%. The Company has targeted local consumers, professional and commercial businesses as its central clientele, therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.  The Company has established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans. At December 31, 2006, 2005 and 2004 the Company had outstanding advances of $2,368,159, $4,179,052 and $4,359,346, respectively, at the Federal Home Loan Bank. Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits, other than public funds and brokered deposits, issued in denominations of $100,000 or less while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at December 31, 2006 and December 31, 2005:

	December 31		December 31
	2006	Percent	2005	Percent
Core funding:
Noninterest-bearing deposit accounts	$9,326,547	11.0%	$8,624,411	10.9%
Interest-bearing demand accounts	3,765,438	4.4%	3,612,569	4.6%
Savings and money market accounts	24,731,496	29.1%	18,457,814	23.4%
Time deposits accounts less than $100,000	29,315,300	34.5%	35,881,060	45.5%
Total core funding	67,138,781	79.0%	66,575,854	84.4%
Non-core funding:
Time deposit accounts greater than $100,000	11,538,508	13.6%	7,099,697	9.0%
Public funds	50,000	0.1%	247,999	0.4%
Brokered deposits	3,775,763	4.5%	779,138	0.9%
Federal Home Loan Bank advances	2,368,159	2.8%	4,179,052	5.3%
Total non-core funding	17,732,430	21.0%	12,305,886	15.6%
Totals	$84,871,211	100.0%	$78,881,740	100.0%

Liquidity

At December 31, 2006, the Company had liquid assets of approximately $15.7 million in the form of cash, federal funds sold and Federal Home Loan Bank Stock available for sale compared to approximately $18.5 million and approximately $13.4 million on December 31, 2005 and 2004 respectively. Management believes that the liquid assets are adequate at December 31, 2006. Additional liquidity will be provided by the growth in deposit accounts and loan repayments. The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide an additional credit line if necessary. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Company’s short term or long term liquidity.

Capital

Total stockholders’ equity at December 31, 2006 was $8,836,528, an increase of $495,705 from $8,340,823 at December 31, 2005, due to the addition of $495,705 net income for the 2006 year. There was no exercise of common stock options by key officers of the Company. The total capital for the year end 2004 was $7,743,097.

At December 31, 2006, capital ratios were in excess of the regulatory minimums with the Company’s Tier 1, total risk-based and leverage ratio.

The Company’s actual capital amounts and ratios are as follows:

								To Be Well
								Capitalized Under
				For Capital				Prompt Corrective
	Actual			Adequacy Purposes				Action Provisions
	Amount	Ratio		Amount		Ratio		Amount	Ratio
As of December 31, 2006 (in Thousands)
Tier 1 Capital (To Average assets):
Consolidated	$8,837	9.80	%≥	$3,607	≥	4	%≥	N/A	N/A
Bank of Greeneville	$8,803	9.76	%≥	$3,606	≥	4	%≥	$4,508	5%
Tier 1 Capital (To Risk Weighted Assets):
Consolidated	$8,837	11.69	%≥	$3,024	≥	4	%≥	N/A	N/A
Bank of Greeneville	$8,803	11.65	%≥	$3,024	≥	4	%≥	$4,535	6%
Total Capital (To Risk Weighted Assets):
Consolidated	$9,454	12.51	%≥	$6,048	≥	8	%≥	N/A	N/A
Bank of Greeneville	$9,420	12.46	%≥	$6,047	≥	8	%≥	$7,559	10%
As of December 31, 2005 (in Thousands)
Tier 1 Capital (To Average assets):
Consolidated	$8,345	9.65	%≥	$3,459	≥	4	%≥	N/A	N/A
Bank of Greeneville	$8,317	9.62	%≥	$3,458	≥	4	%≥	$4,322	5%
Tier 1 Capital (To Risk Weighted Assets):
Consolidated	$8,345	12.12	%≥	$2,756	≥	4	%≥	N/A	N/A
Bank of Greeneville	$8,317	12.08	%≥	$2,754	≥	4	%≥	$4,132	6%
Total Capital (To Risk Weighted Assets):
Consolidated	$9,042	13.13	%≥	$5,511	≥	8	%≥	N/A	N/A
Bank of Greeneville	$9,014	13.09	%≥	$5,509	≥	8	%≥	$6,886	10%
As of December 31, 2004 (in Thousands)
Tier 1 Capital (To Average assets):
Consolidated	$7,743	8.55	%≥	$3,621	≥	4	%≥	N/A	N/A
Bank of Greeneville	$7,690	8.50	%≥	$3,620	≥	4	%≥	$4,525	5%
Tier 1 Capital (To Risk Weighted Assets):
Consolidated	$7,743	9.90	%≥	$3,129	≥	4	%≥	N/A	N/A
Bank of Greeneville	$7,690	10.00	%≥	$3,076	≥	4	%≥	$4,614	6%
Total Capital (To Risk Weighted Assets):
Consolidated	$8,713	11.14	%≥	$6,258	≥	8	%≥	N/A	N/A
Bank of Greeneville	$8,659	11.26	%≥	$6,152	≥	8	%≥	$7,691	10%

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

At December 31, 2006, approximately 63% of the Company’s gross loans had adjustable rates. Based on the asset/liability modeling management believes that these loans reprice at a faster pace than liabilities held at the Company. Because the majority of the institution’s liabilities are 12 months and under and the gap in repricing is asset sensitive, with loans repricing daily, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin. Floors in the majority of the Company’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at December 31, 2006, had outstanding unused lines of credit and standby letters of credit that totaled $12,568,294. These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements. The Company has the ability to liquidate Federal funds sold or, on a short-term basis, to purchase Federal funds from other banks and to borrow from the Federal Home Loan Bank. At December 31, 2006, the Company had established with correspondent banks the ability to purchase Federal funds if needed.

I.                   AVERAGE BALANCE SHEETS, NET INTEREST REVENUE AND CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table shows the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for each of the years in the two-year period ended December 31, 2006. The table is presented on taxable equivalent basis, if applicable.

	2006			2005
			Average			Average
	Average		Yields/	Average		Yields/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans	$69,033,584	$6,124,535	8.87%	$68,904,827	$5,149,519	7.47%
FHLB stock	249,782	14,520	5.81%	234,889	11,780	5.02%
Deposits	757,580	32,960	4.35%	1,590,170	45,806	2.88%
Federal funds sold	10,401,186	514,318	4.94%	9,053,400	292,405	3.23%
Total interest-earning assets	80,442,132	6,686,333	8.31%	79,783,286	5,499,510	6.89%
Cash and due from banks	3,424,627			3,507,530
Other assets	5,106,085			5,443,680
Allowance for loan losses	(690,544)			(1,175,266)
Total Assets	$88,282,300			$87,559,230
Liabilities and Stockholder’s Equity:
Interest-bearing liabilities:
Demand deposits	$23,018,915	$858,040	3.73%	$11,125,760	$233,235	2.10%
Savings deposits	4,978,901	97,872	1.97%	7,267,492	132,254	1.82
Other time deposits	39,417,361	1,775,042	4.50%	49,375,553	1,613,861	3.27%
FHLB advances	3,328,626	111,473	3.35%	4,276,160	139,599	3.26%
Total interest-bearing liabilities	70,743,803	2,842,427	4.02%	72,044,965	2,118,949	2.94%
Non-interest bearing demand deposits	8,269,520			7,106,706
Other liabilities	703,285			421,067
Stockholder’s equity	8,565,692			7,986,492
Total liabilities and stockholder’s equity	$88,282,300			$87,559,230
Net interest earnings		$3,843,906			$3,380,561
Net interest spread			4.29%			3.95%
Net interest margin			4.78%			4.24%

Note:                 Average loan balances include nonaccrual loans. Interest income collected on nonaccrual loans has been included.

The net interest margin for 2006 was 4.78% compared to a net interest margin of 4.24% for the same period in 2005, an increase of 54 basis points. The net change in the net interest margin was significant because the net increases in the yield on interest-earning assets was approximately 142 basis points compared to the increase in the rate paid on interest-bearing liabilities of 108 basis points. The net interest margin for 2004 was 4.61%, compared to the 4.24% margin in 2005 a decrease of 37 basis points. Other matters related to the changes in net interest income, net yields and rate, and net interest margin are presented below:

•       Our loan yields increased from 2005 to 2006. For asset/liability management purposes, we have emphasized variable rate loans since our inception such that approximately 63.0% of our loans are variable rate loans at December 31, 2006 compared to 57.0% at December 31, 2005 and 62.0% at December 31, 2004. Variable rate loans generally have lower yields than do fixed rate loans, but better match the cost of funds in a rising rate environment.

•       During 2006 the average balances of noninterest bearing deposits increased by $1,165,814 or 16.36%, while interest bearing deposits decreased by $1,301,162 or 1.81%. Rates continued to increase in 2006 over 2005. Management anticipates a continuation in funding rate increases on interest bearing deposits for most of 2007.

Net interest income increased by $463,345 between the years ended December 31, 2006 and 2005 and decreased by $542,076 between the years ended December 31, 2005 and 2004.

The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes:

	2006 Compared to 2005			2005 Compared to 2004
	Increase (Decrease) due to			Increase (Decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$965,398	$9,618	$975,016	$238,630	$(465,620)	$(226,990)
FHLB stock	1,966	774	2,740	1,990	1,212	3,202
Deposits	11,134	(23,979)	(12,845)	28,719	(2,856)	25,863
Federal funds sold	178,379	43,533	221,912	180,695	18,023	198,718
Total interest-earning assets	1,156,877	29,946	1,186,823	450,034	(449,241)	793
Interest-bearing liabilities:
Demand deposits	375,046	249,756	624,802	116,428	15,251	131,679
Savings deposits	7,209	(41,652)	(34,443)	58,870	27,788	86,658
Other time deposits	486,878	(325,633)	161,245	521,360	(190,914)	330,446
FHLB advances	2,764	(30,890)	(28,126)	(1,521)	(4,393)	(5,914)
Total interest-bearing liabilities	871,897	(148,419)	723,478	695,137	(152,268)	542,869
Net interest income	$284,980	$178,365	$463,345	$(245,103)	$(296,973)	$(542,076)

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

II.              DEBT SECURITIES

The Company had no debt securities as of December 31, 2006 and 2005.

III.         LOAN PORTFOLIO

A.    Loan Types.

The following schedule details the loans of the Company at December 31, 2006 and 2005:

	December 31	December 31
	2006	2005
Consumer installment	$4,579,391	$4,642,731
Commercial	17,305,221	19,322,800
Commercial real estate	38,504,482	25,782,176
Residential mortgage	17,288,690	15,003,931
	77,677,784	64,751,638
Less:
Estimated allowance for loan losses	617,956	697,013
Loans, net	$77,059,828	$64,054,625

B.              Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivities to interest rate changes for loans and deposits as of December 31, 2006:

	Within	1 to 5	Over 5
	1 year	years	years	Total
Uses of Funds:
Loans
Installment	$1,948,155	$2,599,392	$31,844	$4,579,391
Commercial	6,535,027	10,730,666	39,528	17,305,221
Commercial real estate	14,383,600	21,060,626	3,060,256	38,504,482
Mortgage	5,871,229	8,437,492	2,979,969	17,288,690
Total Loans	28,738,011	42,828,176	6,111,597	77,677,784
FHLB stock	258,800	—	—	258,800
Deposits	10,950	—	—	10,950
Federal funds sold	12,224,443	—	—	12,224,443
Total earning assets	$41,232,204	$42,828,176	$6,111,597	$90,171,977
Sources of funds:
Deposits:
Interest-bearing
Money market, interest checking and savings	$28,496,934	$—	$—	$28,496,934
Time deposits	42,070,834	2,608,737	—	44,679,571
Total Deposits	70,567,768	2,608,737	—	73,176,505
Borrowings	729,546	1,638,613	—	2,368,159
Total interest-bearing liabilities	$71,297,314	$4,247,350	$—	$75,544,664
Net repricing gap	$(30,065,110)	$38,580,826	$6,111,597	$14,627,313
Rate sensitivity gap:
Net repricing gap as a percentage of total earning assets	(33.34)%	42.79%	6.78%	16.22%
Cumulative Gap	$(30,065,110)	$8,515,716	$14,627,313
Cumulative gap as a percentage of total earning assets	(33.34)%	9.44%	16.22%
Rate Risk:
Loans with fixed rates	$9,110,955	$19,496,586	$130,695	$28,738,236
Loans with variable/adjusted rate	19,627,056	23,331,590	5,980,902	48,939,548
	$28,738,011	$42,828,176	$6,111,597	$77,677,784

C.               Risk Elements

The following table presents information regarding nonaccrual, past due and restructured loans at December 31, 2006 and 2005:

	2006	2005
Loans accounted for on a non-accrual basis:
Number	19	28
Amount	$1,526,880	$2,094,311
Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal or interest payments:
Number	0	4
Amount	$—	$78,509
Loans defined as “troubled debt restructurings”
Number	—	—
Amount	$—	$—

Accrual of interest is discontinued on a loan when management of the Company determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

The Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment. Loans collectively evaluated for impairment, with a classification of substandard or doubtful, as of December 31, 2006 and 2005, were $270,068 and $365,352, respectively.

There are no other loans which are not disclosed above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

IV.         SUMMARY OF LOAN LOSS EXPERIENCE

The following schedule details selected information related to the estimated allowance for loan loss account of the Company at December 31, 2006 and 2005:

	December 31
	2006	2005
Balance at beginning of year	$697,013	$1,607,559
Provision charged to expense	(23,758)	(555,222)
Charge offs:
Installment loans	(37,039)	(47,838)
Commercial	(18,660)	(292,292)
Mortgage	—	(25,049)
Overdrafts	—	—
Total Charge Offs	(55,699)	(365,179)
Recoveries:
Installment loans	—	3,762
Commercial	400	4,927
Mortgage	—	1,166
Total Loan Recoveries	400	9,855
Net Charge Offs	(55,299)	(355,324)
Balance at end of year	$617,956	$697,013
Ratio of net charge offs during the period to average loans outstanding during the period	0.08%	0.52%
Allowance for loan losses as a percent of year end loans	0.80%	1.08%

At December 31, 2006 and 2005, the allowance for loan losses was allocated as follows:

	December 31, 2006		December 31, 2005
		Percentage of loan		Percentage of loan
		in each category		in each category
	Amount	to total loans	Amount	to total loans
Installment	$43,811	7.09%	$43,236	6.20%
Commercial	182,610	29.55%	179,072	25.69%
Commercial real estate	304,864	49.33%	303,691	43.57%
Mortgage	86,671	14.03%	168,149	24.13%
Overdrafts	—	0.00%	2,865	0.41%
	$617,956	100.00%	$697,013	100.00%

Nonaccrual and Past Due Loans:

	2006	2005
Principal:
Nonaccrual loans	$1,526,880	$2,094,311
Loans past due 90 days or more and still accruing	—	78,509
	$1,526,880	$2,172,820

The estimated allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

V.              DEPOSITS

The average amounts and average interest rates for deposits for 2006 and 2005 are detailed in the following schedule:

	Years Ended December 31,
	2006		2005
Deposit Category	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Noninterest-bearing demand	$8,269,520	N/A	$7,106,706	N/A
NOW deposits	23,018,915	3.73%	11,125,760	2.10%
Savings deposits	4,978,901	1.97%	7,267,492	1.82%
Time deposits	39,417,361	4.50%	49,375,553	3.27%

The following schedule details the amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2006:

Certificates of Deposit
3 months or less	$5,488,953
3-6 months	6,096,065
6-12 months	2,628,886
Over 12 months	1,100,367
Total	$15,314,271

VI.         RETURN ON EQUITY AND ASSETS

Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

	Year Ended December 31,
	2006	2005
Return on average assets	.56%	.67%
Return on average equity	5.79%	7.32%
Average equity to average assets ratio	9.70%	9.12%
Dividend payout ratio	N/A	N/A

VII.    SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances:

Pursuant to collateral agreements with Federal Home Loan Bank (FHLB), the advances are collateralized by specific first mortgage loans. The FHLB’s required unpaid principal balance of eligible mortgages was $3,192,605 and $7,719,341 at December 31, 2006 and 2005, respectively. The advances at December 31, 2006 and 2005, have the maturity dates as follows:

Maturity Date	Interest Rate	December 31, 2006
12/01/07	3.11%	$8,930
12/01/07	3.83	456,250
01/01/08	3.50	15,743
12/20/07	3.60	30,000
04/01/10	3.56	637,877
05/01/08	2.64	26,492
06/01/08	3.28	687,266
08/01/08	2.85	34,887
08/01/08	2.99	61,108
11/01/08	3.54	100,240
03/01/07	2.91	234,366
03/20/09	5.18	75,000
		$2,368,159

Maturity Date	Interest Rate	December 31, 2005
12/01/07	3.11%	$17,586
12/01/07	3.83	488,984
01/01/08	3.50	16,886
12/20/07	3.60	30,000
07/07/06	3.07	1,600,000
08/04/06	2.99	100,000
04/01/10	3.56	682,779
05/01/08	2.64	45,192
06/01/08	3.28	735,680
08/01/08	2.85	39,573
08/01/08	2.99	65,422
11/01/08	3.54	106,886
03/01/07	2.91	250,064
		$4,179,052

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth on pages 24 through 40 of Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS is incorporated herein by reference.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of Independent Accountants, Consolidated Financial Statements and supplementary data required by Item 8 are set forth on pages F-1 through F-28 of this Report and are incorporated herein by reference.

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

b)     Changes in Internal Controls and Procedures. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors and executive officers will be contained in a definitive Proxy Statement involving the election of directors at the annual meeting of shareholders to be held June 5, 2007, and such information is incorporated herein by reference.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to above in Item 10, and such information is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to the principal accountant fees and services will be contained in the Proxy Statement referred to above in Item 10, and such information is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements:

(2)       Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(3)       Exhibits:

Exhibit No.		Description
3.1	*	Charter of BG Financial Group, Inc.
3.2	*	Bylaws of BG Financial Group, Inc.
10.1	*	Share Exchange Agreement between BG Financial Group, Inc. and Bank of Greeneville, effective January 23, 2004
10.2	**	Stock Option Agreement between Bank of Greeneville and J. Robert Grubbs
10.3	**	Stock Option Agreement between Bank of Greeneville and T. Don Waddell
10.4	**	Purchase and Assumption Agreement between Bank of Greeneville and First Community Bank of East Tennessee, dated July 6, 2001;
21.1		Subsidiaries of BG Financial Group, Inc.
31.1		Certification pursuant to Rule 13a-14a/15d-14(a)
31.2		Certification pursuant to Rule 13a-14a/15d-14(a)
32.1		Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002
32.2		Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

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
Date: April 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as directors.

By:	/s/	DON E. CLAIBORNE	By:	/s/	WILLIAM J. SMEAD
		Don E. Claiborne			William J. Smead
Date: April 16, 2007			Date: April 16, 2007
By:	/s/	J. ROBERT GRUBBS	By:	/s/	WENDY C. WARNER
		J. Robert Grubbs			Wendy C. Warner
Date: April 16, 2007			Date: April 16, 2007
By:	/s/	LEONARD B. LAWSON	By:	/s/	ROGER A. WOOLSEY
		Leonard B. Lawson			Roger A. Woolsey
Date: April 16, 2007			Date: April 16, 2007

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

INDEPENDENT AUDITOR’S REPORT

To the Boards of Directors of
BG Financial Group, Inc.:

We have audited the accompanying consolidated balance sheets of BG Financial Group, Inc. and Subsidiary (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BG Financial Group, Inc. and Subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

PERSHING YOAKLEY & ASSOCIATES, P.C.

Knoxville, Tennessee
April 10, 2007

BG FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Cash and due from banks	$3,263,969	$4,716,153
Federal funds sold	12,224,443	13,557,689
Cash and cash equivalents	15,488,412	18,273,842
Federal Home Loan Bank stock, at cost	258,800	244,500
Loans, net of estimated allowance for loan losses of $617,956 in 2006 and $697,013 in 2005	77,059,828	64,054,625
Premises and equipment, net	3,799,519	3,777,981
Accrued interest receivable	506,906	418,329
Deferred tax assets, net	166,545	236,743
Foreclosed assets	393,900	616,279
Other assets	78,771	162,411
Total Assets	$97,752,681	$87,784,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing
Demand	$9,326,547	$8,624,411
Interest-bearing
Money market, interest checking and savings	28,496,934	22,070,383
Time deposits	44,679,571	44,007,894
Total Deposits	82,503,052	74,702,688
Accrued interest payable	698,825	353,534
Other liabilities	247,026	208,613
Securitized borrowings	3,099,091	—
Federal Home Loan Bank advances	2,368,159	4,179,052
Total Liabilities	88,916,153	79,443,887
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,310,771 shares at December 31, 2006 and 2005	770,256	770,256
Additional paid-in capital	6,932,307	6,932,307
Retained earnings	1,133,965	638,260
Total Stockholders’ Equity	8,836,528	8,340,823
Total Liabilities and Stockholders’ Equity	$97,752,681	$87,784,710

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
Interest and dividend income:
Loans, including fees	$6,124,535	$5,149,519	$5,376,509
Dividends on Federal Home Loan Bank stock	14,520	11,780	8,578
Federal funds sold and other	547,278	338,211	113,630
Total interest and dividend income	6,686,333	5,499,510	5,498,717
Interest expense:
Deposits	2,730,954	1,979,350	1,430,567
Borrowed funds	111,473	139,599	145,513
Total interest expense	2,842,427	2,118,949	1,576,080
Net interest income before provision for loan losses	3,843,906	3,380,561	3,922,637
Provision for (benefit from) loan losses	(23,758)	(555,222)	615,251
Net interest income after provision for (benefit from) loan losses	3,867,664	3,935,783	3,307,386
Noninterest income:
Service charges on deposit accounts	300,153	310,935	272,611
Fees from origination of mortgage loans sold	97,710	118,353	127,417
Investment sales commissions	113,106	100,066	97,313
Other	36,814	35,905	34,336
Total noninterest income	547,783	565,259	531,677
Noninterest expenses:
Salaries and employee benefits	1,834,310	1,880,425	1,577,832
Occupancy	488,040	481,813	400,454
Advertising	88,523	121,858	143,266
Data processing	217,919	191,202	191,748
Legal and professional	347,595	366,128	289,990
Other operating	624,724	532,225	504,073
Total noninterest expense	3,601,111	3,573,651	3,107,363
Net income before income taxes	814,336	927,391	731,700
Income tax expense	318,631	342,981	227,555
Net income	$495,705	$584,410	$504,145
Per share information:
Basic net income per common share	$0.21	$0.25	$0.22
Diluted net income per common share	$0.20	$0.24	$0.21
Weighted average basic shares outstanding	2,310,771	2,308,609	2,299,656
Weighted average diluted shares outstanding	2,459,005	2,480,337	2,382,873

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31,
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2003	2,295,775	$765,258	$6,887,325	$(445,296)	$7,207,287
Effect of the Plan of Share Exchange and consolidation of Bank of Greeneville into BG Financial Group, Inc.		—	—	(4,999)	(4,999)
Comprehensive income:
Net income		—	—	504,145	504,145
Total comprehensive income					504,145
Issuance of 11,000 shares of common stock under stock option plan	11,000	3,667	32,997	—	36,664
Balance, December 31, 2004	2,306,775	768,925	6,920,322	53,850	7,743,097
Comprehensive income:
Net income		—	—	584,410	584,410
Total comprehensive income					584,410
Issuance of 3,996 shares of common stock under stock option plan	3,996	1,331	11,985	—	13,316
Balance, December 31, 2005	2,310,771	770,256	6,932,307	638,260	8,340,823
Comprehensive income:
Net income		—	—	495,705	495,705
Total comprehensive income	—	—	—	—	495,705
Balance, December 31, 2006	2,310,771	$770,256	$6,932,307	$1,133,965	$8,836,528

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$495,705	$584,410	$504,145
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) loan losses	(23,758)	(555,222)	615,251
Write-down of foreclosed assets	37,600	19,149	—
Depreciation	255,904	304,513	259,067
Realized loss on sales of premises and equipment	—	4,913	—
Realized loss (gain) on sales of foreclosed assets	33,997	8,543	(8,919)
Deferred income tax expense	70,198	364,564	4,831
Federal Home Loan Bank stock dividends	(14,300)	(18,000)	(54,800)
Net change in:
Accrued income receivable	(88,577)	(29,021)	(2,051)
Other assets	83,640	(8,343)	(32,218)
Other liabilities	38,413	(369,287)	478,351
Accrued interest payable	345,291	150,970	147,842
Net cash provided by operating activities	1,234,113	457,189	1,911,499
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of foreclosed assets	175,039	731,061	—
Loan originations and principal collections, net	(13,005,702)	7,970,500	(4,727,904)
Purchase of land for future development	—	—	(563,362)
Additions to premises and equipment	(277,442)	(191,907)	(828,053)
Net cash provided by (used in) investing activities	(13,108,105)	8,509,654	(6,119,319)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits (non-time deposits)	7,128,687	7,891,977	4,768,779
Net change in time deposits	671,677	(11,576,516)	156,682
Proceeds from securitized borrowings	4,388,371	—	—
Repayment of securitized borrowings	(1,289,280)	—	—
Federal Home Loan Bank advances	75,000	—	276,462
Federal Home Loan Bank repayments	(1,885,893)	(180,294)	(171,221)
Issuance of common stock	—	13,316	36,664
Net cash provided by (used in) financing activities	9,088,562	(3,851,517)	5,067,366
Net change in cash and cash equivalents	(2,785,430)	5,115,326	859,546
Cash and cash equivalents at beginning of year	18,273,842	13,158,516	12,298,970
Cash and cash equivalents at end of year	$15,488,412	$18,273,842	$13,158,516
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$2,497,136	$1,964,685	$1,428,238
Income taxes paid	$102,000	$148,090	$87,431
SUPPLEMENTAl SCHEDULE OF NON-CASH ACTIVITIES:
Foreclosed assets sold during the year and financed through loans	$184,350	$65,412	$255,177
Transfer of loans to foreclosed assets	$208,607	$950,795	$83,383

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Operations and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of BG Financial Group, Inc. and Bank of Greeneville, a wholly-owned subsidiary of BG Financial Group, Inc. All significant intercompany balances and transactions have been eliminated.

Nature of Business

BG Financial Group, Inc. (“the Holding Company”) is a bank holding company whose business is conducted by its wholly-owned subsidiary, Bank of Greeneville (“the Bank”) (collectively, “the Company”). The Bank is engaged in the business of originating loans primarily within its lending area, Greeneville and Greene County in Tennessee. The Bank obtains deposits both inside and outside of its primary lending area. The Holding Company was organized in November 2003. The Holding Company had minimal assets, liabilities or operations until January, 2004, when it acquired the Bank in a Plan of Share Exchange whereby the stockholders exchanged their shares of ownership in the Bank for shares of ownership in the Holding Company on a one-for-one basis. As a part of the Plan of Share Exchange, the Bank became a wholly-owned subsidiary of the Holding Company.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of assets acquired in connection with foreclosures or in satisfaction of loans, and realization of deferred tax assets.

The ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed assets are susceptible to changes in local market conditions.

While management uses available information to estimate losses on loans and foreclosed assets, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for losses on loans and foreclosed assets. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated allowances for loan losses and foreclosed assets may change materially in the near term.

Cash and Cash Equivalents

Cash and cash equivalents include cash and balances due from banks and federal funds sold.

Trading Securities

Government bonds held principally for resale in the near term, and mortgage-backed securities held for sale in conjunction with the Company’s mortgage banking activities, are classified as trading account securities and recorded at their fair values. Unrealized gains and losses on trading account securities are included immediately in other income. However, at December 31, 2006 and 2005 the Company did not have any trading securities.

Debt Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. There were no securities classified as “held to maturity” or “available for sale” as of December 31, 2006 and 2005.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the estimated allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Any loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. There were no net loan origination fees considered to be material for deferral at December 31, 2006 or 2005.

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

Estimated Allowance for Loan Losses

The estimated allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the estimated allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The estimated allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, the Bank’s evaluation of its lending and underwriting policies, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The estimated allowance consists of specific and general components. The specific component relates to loans that are considered to be impaired. A specific allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

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

The year ended December 31, 2006 represents the Bank’s fifth full year of operations. In determining the component for historical loss experience, the Bank has considered the average of the last five years’ experience. Management has considered whether the historical loss experience needs to be adjusted for other factors, including:  past due trends, classified asset trends, recovery trends, loan volume increases or decreases, loan underwriting/risk management, lending staff experience, local employment conditions, and credit concentrations.

Loans collectively assessed for impairment are consumer, residential, and smaller-balance commercial and commercial real estate loans. The credit risk characteristics within each such grouping is considered to be consistent with prior experience, and thus the credit risk evaluation process is based on historical experience as adjusted for the factors described above.

At December 31, 2006, the objective evidence used in measuring each component of loans is primarily as follows:

(a)          Impaired loans under Financial Accounting Standards Board (FASB) Statement No. 114: Accounting by Creditors for Impairment of a Loan—delinquency information and estimates of future collections

(b)         Loans collectively assessed under FASB Statement No. 5: (a) historical component: loan balances and average losses over the last five years in each category; (b) adjustments to historical loss experience based on the other factors discussed above.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are annually performed by management and the assets are reported at the lower of carrying amount or fair value less estimated cost to sell. Any changes in the valuation allowance are included in noninterest expense. There was no valuation allowance at December 31, 2006 and 2005.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the estimated allowance for loan losses and accumulated depreciation. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial lines of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Stock-Based Compensation Plan

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

On July 1, 2005, the Company adopted the provisions of SFAS No. 123(R). In anticipation of adopting SFAS No. 123(R), the Board of Directors approved that all non-vested employee stock options granted to become fully vested and exercisable as of May 17, 2005 in order to avoid recognition of compensation costs in the consolidated statements of income in future periods. Accordingly, no compensation cost was recognized prior to the adoption of SAFS No. 123(R) on July 1, 2005. No additional options have been granted after July 1, 2005; therefore, no compensation cost is recognized in the consolidated statements of income.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Recent Accounting Pronouncements

In March 2006, the Financial Account Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS 140”) which requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company plans to adopt SFAS 156 on January 1, 2007. The adoption of SFAS 156 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 applies to all income tax positions subject to FASB Statement No. 109, Accounting for Income Tax (“SFAS 109”), including tax positions considered to be routine and those with a high degree of uncertainty. FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP was effective for reporting periods beginning after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income. The revised statement was effective for the Company as of the first interim or annual period beginning after September 15, 2005. In anticipation of adopting SFAS No. 123R, the Company elected to immediately vest all remaining stock options during 2005 to avoid the recognition of compensation costs in the consolidated statements of income in future periods.

The FASB issued a FASB Staff Position (FSP) on December 15, 2005, “SOP 94-6-1—Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” which addresses the disclosure requirements for certain nontraditional mortgage and other loan products the aggregation of which may constitute a concentration of credit risk under existing accounting literature. Pursuant to this FSP, the FASB’s intentions were to reemphasize the adequacy of such disclosures and noted that the recent popularity of certain loan products such as negative amortization loans, high loan-to-value loans, interest only loans, teaser rate loans, option adjusted rate mortgage loans and other loan product types may aggregate to the point of being a concentration of credit risk to an issuer and thus may require enhanced disclosures under existing guidance. This FSP was effective immediately. The adoption of this FSP did not have a material impact on the consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentations.

Note 2.        Restrictions On Cash and Due From Banks

Under agreements with correspondent banks, the Company maintains deposit balances with the correspondents to cover various bank processing charges. In addition, the Company must maintain an average reserve balance related to customers’ deposit balances as required by the Federal Reserve. At December 31, 2006 and 2005, approximately $25,000 was required to be on hand by the Federal Reserve as a minimum reserve balance.

Note 3.        Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB), the Company is required to maintain stock in an amount equal to at least .15% of total assets and 4% of outstanding FHLB advances. Federal Home Loan Bank stock is carried at cost. Federal Home Loan Bank stock is maintained by the Company at par value of $100 per share.

Note 4.        Loans

The composition of the net loans is as follows:

	December 31,	December 31,
	2006	2005
Consumer installment	$4,579,391	$4,642,731
Commercial	17,305,221	19,322,800
Commercial real estate	38,504,482	25,782,176
Residential mortgage	17,288,690	15,003,931
	77,677,784	64,751,638
Less:
Estimated allowance for loan losses	(617,956)	(697,013)
Loans, net	$77,059,828	$64,054,625

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,	December 31,
	2006	2005
Impaired loans with a specific valuation allowance	$1,155,496	$1,652,034
Total specifically evaluated impaired loans	$1,155,496	$1,652,034
Specific valuation allowance related to impaired loans	$54,428	$90,662
Past-due loans ninety days or more and still accruing	$—	$78,509
Total non-accrual loans	$1,526,880	$2,094,311
Average investment in specifically evaluated impaired loans	$1,209,424	$1,685,714
Interest income recognized on impaired loans	$27,556	$27,344
Interest income recognized on a cash basis on impaired loans	$27,556	$27,344

Interest income that would have accrued on non-accrual loans if they were on a current basis was $130,651 and $155,347 in 2006 and 2005, respectively.

The Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment. Loans collectively evaluated for impairment, with a classification of substandard or doubtful, as of December 31, 2006 and 2005, were $270,068 and $365,352, respectively.

The following table is a summary of loans as of December 31, 2006:

		Variable
	Fixed Rate	Rate	Total
Installment	$3,364,918	$1,214,473	$4,579,391
Commercial	2,903,269	14,401,952	17,305,221
Commercial real estate	12,654,705	25,849,777	38,504,482
Mortgage	9,815,344	7,473,346	17,288,690
Total	$28,738,236	$48,939,548	$77,677,784

The schedule of maturities for loans at December 31, 2006 by fixed and variable rates are shown below:

		Variable
	Fixed Rate	Rate	Total
Due in one year or less	$9,110,955	$19,627,056	$28,738,011
Due after one year through five years	19,496,586	23,331,590	42,828,176
Due after five years	130,695	5,980,902	6,111,597
Total	$28,738,236	$48,939,548	$77,677,784

Note 5.   Estimated Allowance for Loan Losses

Changes in the estimated allowance for loan losses for the Bank are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Balance, beginning	$697,013	$1,607,559	$1,350,266
Provision for (benefit from) loan losses	(23,758)	(555,222)	615,251
Recoveries of loans previously charged-off	400	9,855	143,821
	673,655	1,062,192	2,109,338
Loans charged-off	55,699	365,179	501,779
Balance, ending	$617,956	$697,013	$1,607,559

The year 2006 represents the Bank’s fifth full year of operations. Prior to 2006, the Bank had adjusted its historical loss experience by adding 25 basis points for a lack of historical experience. In 2006, the Bank removed this factor from its estimate of the allowance for loan losses. The removal of this factor accounts for the majority of the benefit from the reduction of the estimated allowance for loan losses in 2006.

During 2005, the Bank recognized a benefit of $555,222 from the reduction of the allowance for loan losses. One factor was that several loans, which were classified as special mention, substandard or doubtful as of December 31, 2004, were paid out during 2005 with minimal losses. In addition, the Bank’s loan portfolio as a whole, as of December 31, 2005, had decreased by approximately $9,200,000 (includes classified loans from 2004 that paid out in 2005) since December 31, 2004. Another factor is that the Bank modified its methodology to evaluate more specific loans for impairment (see Note 1). This change in methodology provided a benefit of approximately $163,000 in 2005. Given the fact that many of the Bank’s loans are considered to be well collateralized by real estate, the Bank has estimated minimal exposure on its specifically-evaluated impaired loans as of December 31, 2006 and 2005.

Note 6.   Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation are as follows:

	December 31,	December 31,
	2006	2005
Land	$1,170,363	$1,170,363
Land for future development	564,712	564,712
Premises and improvements	1,420,548	1,420,548
Furniture and equipment	1,827,363	1,597,621
Construction in process	78,763	31,063
	5,061,749	4,784,307
Less: Accumulated depreciation	(1,262,230)	(1,006,326)
	$3,799,519	$3,777,981

Depreciation and amortization expense of premises and equipment for 2006 and 2005 was $255,904 and $304,513, respectively. The construction in progress was completed in early 2007 with minimal additional costs.

Rental expense under operating leases for 2006 and 2005 was $40,952 and $23,599, respectively.

Future minimum rental payments required under noncancelable operating leases for equipment and data processing fees under operating agreements were as follows:

2007	$38,987
2008	37,521
2009	33,548
2010	30,237
2011	26,957
Thereafter	25,724
$192,974

Note 7.   Federal Home Loan Bank Advances

Pursuant to collateral agreements with Federal Home Loan Bank (FHLB), the advances are collateralized by specific first mortgage loans. The             FHLB’s required unpaid principal balance of eligible mortgages was $3,192,605 at December 31, 2006. The advances at December 31, 2006, have maturity dates as follows:

Maturity Date	Interest Rate	December 31, 2006
12/01/07	3.11%	$8,930
12/01/07	3.83	456,250
01/01/08	3.50	15,743
12/20/07	3.60	30,000
04/01/10	3.56	637,877
05/01/08	2.64	26,492
06/01/08	3.28	687,266
08/01/08	2.85	34,887
08/01/08	2.99	61,108
11/01/08	3.54	100,240
03/01/07	2.91	234,366
03/20/09	5.18	75,000
		$2,368,159

As of December 31, 2006, the Company had $100,000 available in unfunded letters of credit with the FHLB.

Note 8.   Securitizations

During 2006, the Company sold commercial real estate and equipment loans in securitization transactions. In all those securitizations, the Company retained servicing responsibilities and subordinated interests. The investors have no recourse to the Company’s other assets for failure of debtors to pay when due. The Company’s retained interests are subordinated to investor’s interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

Note 9.   Income Tax Matters

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
Deferred Tax Assets:
Allowance for loan losses	$236,616	$266,886
Amortization of intangibles, start-up cost and organizational costs	25,374	59,630
Interest on non-accrual loans	53,913	68,536
Other	17,001	3,561
	332,904	398,613
Deferred Tax Liabilities:
Depreciable assets	166,359	161,870
Net deferred tax assets	$166,545	$236,743

The provision for income taxes charged to income for the years ended December 31, 2006, 2005, and 2004 consists of the following:

	2006	2005	2004
Current tax expense (benefit)	$248,433	$(21,583)	$222,724
Deferred tax expense	70,198	364,564	4,831
Total income tax expense	$318,631	$342,981	$227,555

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2006, 2005, and 2004, due to the following:

	2006	2005	2004
Computed “expected” tax expense	$276,874	$315,313	$248,778
State income tax, net of federal benefits	34,935	39,785	31,390
Other, net	6,822	(12,117)	(52,613)
	$318,631	$342,981	$227,555

Note 10.   Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was $15,314,271 and $7,878,835, respectively.

At December 31, 2006, the scheduled maturities of time deposits are as follows:

2007	$42,070,834
2008	2,422,813
2009	150,924
2010 and Thereafter	35,000
$44,679,571

The Bank’s executive officers, directors, and their affiliates maintain certain deposit accounts with the Bank which are, in management’s opinion, offered on the same terms and rates as all other depositors.

Note 11.             Minimum Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action according to the most recent notification dated May 22, 2006, from the Federal Deposit Insurance Corporation. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes has changed the institution’s category.

The Company’s actual capital amounts and ratios are as follows:

								To Be Well
								Capitalized Under
				For Capital				Prompt Corrective
	Actual			Adequacy Purposes				Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of December 31, 2006 (in Thousands)
Tier 1 Capital (To Average assets):
Consolidated	$8,837	9.80	% ≥	$3,607	≥	4	% ≥	N/A		N/A
Bank of Greeneville	$8,803	9.76	% ≥	$3,606	≥	4	% ≥	$4,508	≥	5%
Tier 1 Capital (To Risk Weighted Assets):
Consolidated	$8,837	11.69	% ≥	$3,024	≥	4	% ≥	N/A		N/A
Bank of Greeneville	$8,803	11.65	% ≥	$3,024	≥	4	% ≥	$4,535	≥	6%
Total Capital (To Risk Weighted Assets):
Consolidated	$9,454	12.51	% ≥	$6,048	≥	8	% ≥	N/A		N/A
Bank of Greeneville	$9,420	12.46	% ≥	$6,047	≥	8	% ≥	$7,559	≥	10%

								To Be Well
								Capitalized Under
				For Capital				Prompt Corrective
	Actual			Adequacy Purposes				Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of December 31, 2005 (in Thousands)
Tier 1 Capital (To Average assets):
Consolidated	$8,345	9.65	% ≥	$3,459	≥	4	% ≥	N/A		N/A
Bank of Greeneville	$8,317	9.62	% ≥	$3,458	≥	4	% ≥	$4,322	≥	5%
Tier 1 Capital (To Risk Weighted Assets):
Consolidated	$8,345	12.12	% ≥	$2,756	≥	4	% ≥	N/A		N/A
Bank of Greeneville	$8,317	12.08	% ≥	$2,754	≥	4	% ≥	$4,132	≥	6%
Total Capital (To Risk Weighted Assets):
Consolidated	$9,042	13.13	% ≥	$5,511	≥	8	% ≥	N/A		N/A
Bank of Greeneville	$9,014	13.09	% ≥	$5,509	≥	8	% ≥	$6,886	≥	10%

Note 12.             Commitments and Contingencies

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

Collateral varies but may include cash, real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at December 31, 2006 is as follows:

Commitments to extend credit	$12,102,294
Standby letters of credit	$466,000

Significant Concentrations of Credit Risk

All of the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers primarily in the Company’s market area. The concentrations of credit by type of loan are set forth in Note 4. Standby letters of credit were granted primarily to commercial borrowers. The Company is not permitted to extend credit to any single borrower or group of related borrowers in excess of 25% of capital.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements.

Note 13.             Fair Value of Financial Instruments

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

Interest-Bearing Deposits in Banks

The carrying amounts of any interest-bearing deposits maturing within ninety days approximate their fair values. Fair values of any other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits. There were no interest-bearing deposits with other banks as of December 31, 2006 and 2005.

Trading Assets

Fair values for trading account securities, which also are the amounts recognized in the consolidated balance sheets, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

Accrued Interest Receivable

The carrying amounts of accrued interest receivable approximate fair value.

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

Securitized Borrowings

The carrying amounts of securitized borrowings approximate fair value.

Accrued Interest Payable

The carrying amounts of accrued interest payable approximate fair value.

Off-Balance Sheet Credit-Related Instruments

Commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded.

The estimated fair values of the Company’s financial instruments are as follows at December 31:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$15,488,412	$15,488,412	$18,273,842	$18,273,842
Federal Home Loan Bank stock	258,800	258,800	244,500	244,500
Loans and loans held for sale, net	77,059,828	76,758,427	64,054,625	63,844,692
Accrued interest receivable	506,906	506,906	418,329	418,329
Financial Liabilities:
Deposits	82,503,052	82,511,613	74,702,688	74,634,942
Accrued interest payable	698,825	698,825	353,534	353,534
Securitized borrowings	3,099,091	3,099,091	—	—
Federal Home Loan Bank advances	2,368,159	2,370,544	4,179,052	4,136,131

Note 14.   Transactions With Related Parties

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

The amounts of loans due directly from officers and directors of the Company or indirectly from corporations, partnerships or ventures in which these individuals have an interest were $847,430 and $1,005,289 at December 31, 2006 and 2005, respectively. During the years ended December 31, 2006 and 2005, total principal additions were $2,377,740 and $767,970, respectively, and total principal payments were $2,535,599 and $430,354, respectively.

Note 15.   Employee Benefit Plans

The Company has a retirement savings 401(k) plan in which all employees may participate. To be eligible, an employee must complete six (6) months of service and reach their entry date. An entry date is the first day of the Plan Year quarter coinciding with or following the date that satisfies the Plan’s eligibility requirements. For 2006, employees may make pretax, voluntary contributions in amounts up to $15,000 (age 49 or less) and $20,000 (age 50 and older). The Company may make discretionary matching contributions equal to a uniform percentage of tiered salary deferrals. This percentage  will be determined each year. The Company’s expense for the plan was $31,328 and $46,144 for the years ended December 31, 2006 and 2005, respectively.

Note 16.   Stock Compensation Plan

The Company has an employee Stock Option Plan (the Plan) under which certain employees may be granted options to purchase shares of the Company’s authorized but unissued common stock. The maximum number of shares of the Company’s common stock available for issuance under the Plan is 375,000 shares. As of December 31, 2006 and 2005, the maximum number of shares available for future grants under the Plan was 73,700 shares. Under the Plan, the option exercise price is equal to the fair market value of the Company’s common stock at the date of the grant. The options expire on the tenth anniversary of the date of the option. As discussed in Note 1, management elected to vest all remaining stock options during 2005. Proceeds received by the Company from exercises of the stock options are credited to common stock and additional paid-in capital.

Additional information with respect to the Plan’s stock option activity is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2004	246,125	$5.06
Granted	700	17.00
Forfeited	(200)	17.00
Exercised	(3,996)	3.33
Outstanding at December 31, 2005	242,629	$5.12
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at December 31, 2006	242,629	$5.12
Options exercisable at December 31, 2005	242,629	$5.12
Options exercisable at December 31, 2006	242,629	$5.12

The following tables summarize the information about the stock options outstanding and exercisable at December 31, 2006:

	Stock Options Outstanding
		Weighted Average
	Number of	Remaining
	Options	Contractual
Exercise Price	Outstanding	Life in Years
$ 3.33	174,429	4.5
$ 5.33	15,000	5.0
$ 7.33	15,300	5.7
$ 7.67	3,900	5.8
$ 8.00	15,000	5.9
$13.00	1,400	6.8
$17.00	1,000	7.6
$17.00	900	7.7
$17.00	15,000	7.7
$19.00	700	8.3
	242,629	5.0

The following table illustrates the effect on the Company’s net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation prior to the adoption of SFAS No. 123(R):

	2006	2005
Net earnings (loss):
As reported	$495,705	$584,410
Pro forma, net of related taxes	$495,705	$458,735
Basic earnings (loss) per share:
As reported	$0.21	$0.25
Pro forma, net of related taxes	$0.21	$0.20
Diluted earnings (loss) per share:
As reported	$0.20	$0.24
Pro forma, net of related taxes	$0.20	$0.18

The weighted-average estimated fair value of stock options granted during 2005 was $8.12 per share. This amount was determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for the stock options granted in 2005:

2005
Risk-free interest rate	4.21%
Expected volatility of common stock	27.40%
Dividend yield	0.00%
Expected life of options	10.0 years

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and as the Company’s options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

Note 17.   Restrictions on Payment of Dividends

The payment of dividends by BG Financial Group, Inc. depends to a great extent on the ability of Bank of Greeneville to pay dividends to BG Financial Group, Inc. The Bank is subject to the Tennessee Banking Act, which provides that dividends will be paid out of undivided profits. The payment of dividends by any bank is dependent upon its earnings and financial condition and subject to the statutory power of certain federal and state regulatory agencies to act to prevent what they deem unsafe or unsound banking practices. Moreover, the Federal Reserve Board, the Comptroller of the Currency and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings. Under Tennessee law, the board of directors of a state bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two (2) years without prior approval of the Tennessee Department of Financial Institutions (TDFI). The payment of dividends by the Company may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Note 18.   Capital Structure

Common Stock

The Board of Directors of the Holding Company is authorized to issue up to 6,000,000 shares of common stock. Holders of common stock have unlimited voting rights and are entitled to receive the net assets of the Holding Company upon dissolution.

Preferred Stock

The Board of Directors of the Holding Company is authorized to issue up to 1,000,000 shares of preferred stock. Shares of the preferred stock may be issued from time to time in one or more series, each such series to be so designated as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors has the authority to divide any or all classes of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any series so established. The preferred stock is not redeemable.

Note 19. Condensed Financial Statements of Parent Company

Financial information pertaining only to BG Financial Group, Inc. is as follows:

Balance Sheets

	December 31,	December 31,
	2006	2005
Assets
Cash and due from banks	$2,616	$601
Investment in Bank of Greeneville	8,825,015	8,317,664
Other assets	8,997	26,575
Total assets	$8,836,628	$8,344,840
Liabilities and Stockholders’ Equity
Accounts payable	$—	$3,293
Accrued expenses	100	724
Total liabilities	100	4,017
Stockholders’ Equity
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,310,771 shares in 2006; 2,310,771 shares in 2005	770,256	770,256
Additional paid-in capital	6,932,307	6,932,307
Retained earnings	1,133,965	638,260
Total Stockholders’ Equity	8,836,528	8,340,823
Total Liabilities and Stockholders’ Equity	$8,836,628	$8,344,840

Statement of Income

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
Income
Dividends from Bank of Greeneville	$47,500	$—
Total income	47,500	—
Operating expenses	66,209	63,037
Income (loss) before income taxes and equity in undistributed net income of Bank of Greeneville	(18,709)	(63,037)
Applicable income tax benefit	(7,063)	(20,468)
	(11,646)	(42,569)
Equity in undistributed net income	507,351	626,979
Net income	$495,705	$584,410

Statement of Cash Flows

	Year Ended	Year Ended,
	December 31,	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$495,705	$584,410
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of Bank of Greeneville	(507,351)	(626,979)
Depreciation	146	146
Deferred income tax expense	613	4,129
Decrease in other liabilities	(3,818)	(5,974)
Decrease in other assets	16,720	—
Net cash provided (used in) operating activities	2,015	(44,268)
Cash flows from financing activities:
Issuance of stock	—	13,316
Net cash provided by financing activities	—	13,316
Net increase (decrease) in cash and cash equivalents	2,015	(30,952)
Cash and cash equivalents at beginning of year	601	31,553
Cash and cash equivalents at end of year	$2,616	$601

Note 20. Subsidiary Bank Only Financial Information

Condensed financial information pertaining only to Bank of Greeneville is as follows:

Balance Sheets

	As of	As of
	December 31, 2006	December 31, 2005
ASSETS
Cash and due from banks	$3,263,969	$4,716,153
Federal funds sold	12,224,443	13,557,689
Cash and cash equivalents	15,488,412	18,273,842
Federal Home Loan Bank stock, at cost	258,800	244,500
Loans, net of estimated allowance for loan losses $617,956 in 2006 and $697,013 in 2005	77,059,828	64,054,625
Premises and equipment, net	3,799,421	3,777,737
Accrued income receivable	506,906	418,329
Deferred tax benefit	165,422	235,007
Foreclosed assets	393,900	616,279
Other assets	70,995	137,814
Total Assets	$97,743,684	$87,758,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing
Demand	$9,329,163	$8,624,411
Interest-bearing
Money market, interest checking and savings	28,496,934	22,070,984
Time deposits	44,679,571	44,007,894
Total Deposits	82,505,668	74,703,289
Accrued interest	698,825	353,534
Other liabilities	246,926	204,594
Securitized borrowings	3,099,091	—
Federal Home Loan Bank advances	2,368,159	4,179,052
Total Liabilities	88,918,669	79,440,469
Stockholders’ Equity	8,825,015	8,317,664
Total Liabilities and Stockholders’ Equity	$97,743,684	$87,758,133

Statements of Income

	Twelve Months Ended December 31
	2006	2005	2004
Interest and dividend income:
Loans, including fees	$6,124,535	$5,149,519	$5,376,509
Dividends on Federal Home Loan Bank stock	14,520	11,780	8,578
Federal funds sold and other	547,278	338,211	113,630
Total interest and dividend income	6,686,333	5,499,510	5,498,717
Interest expense:
Deposits	2,730,954	1,979,350	1,430,567
Borrowed funds	111,473	139,599	144,632
Total interest expense	2,842,427	2,118,949	1,575,199
Net interest income before provision for loan losses	3,843,906	3,380,561	3,923,518
Provision for (benefit from) loan losses	(23,758)	(555,222)	615,251
Net interest income after provision for (benefit from) loan losses	3,867,664	3,935,783	3,308,267
Noninterest income:
Service charges on deposit accounts	300,153	310,935	272,611
Fees from origination of mortgage loans sold	97,710	118,353	127,417
Investment sales commissions	113,106	100,066	97,313
Other	52,437	35,905	34,336
Total noninterest income	563,406	565,259	531,677
Noninterest expenses:
Salaries and benefits	1,834,310	1,880,425	1,577,832
Occupancy expenses	487,894	481,667	400,405
Advertising	88,523	121,858	143,267
Data processing	217,919	191,202	191,748
Legal and professional expense	297,991	316,514	262,515
Other operating expenses	623,888	518,947	486,856
Total noninterest expense	3,550,525	3,510,613	3,062,623
Income before income taxes	880,545	990,429	777,321
Income tax expense	325,694	363,450	244,923
Net income	$554,851	$626,979	$532,398

Statements of Cash Flows

	Twelve Months Ended December 31
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$554,851	$626,979	$532,398
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) loan losses	(23,758)	(555,222)	615,251
Write-down of foreclosed assets	37,600	19,149	—
Depreciation	255,758	304,367	259,018
Realized loss on sales of premises and equipment	—	4,913	—
Realized loss (gain) on sales of foreclosed assets	33,997	8,543	(8,919)
Deferred income tax expense	69,585	360,436	7,734
Federal Home Loan Bank stock dividends	(14,300)	(18,000)	(54,800)
Net change in:
Accrued income receivable	(88,577)	(29,021)	(2,051)
Other assets	66,819	(8,343)	(32,218)
Other liabilities	42,332	(363,314)	500,916
Accrued interest payable	345,291	150,970	147,842
Net cash provided by operating activities	1,279,598	501,457	1,965,171
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of foreclosed assets	175,039	731,061	—
Loan originations and principal collections, net	(13,005,702)	7,970,500	(4,727,904)
Purchase of land for future development	—	—	(563,362)
Additions to premises and equipment	(277,442)	(191,907)	(827,614)
Net cash provided by (used in) investing activities	(13,108,105)	8,509,654	(6,118,880)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	7,130,702	7,861,025	4,800,332
Net change in time deposits	671,677	(11,576,516)	156,682
Proceeds from securitized borrowings	4,388,371	—	—
Repayments of securitized borrowings	(1,289,280)	—	—
Federal Home Loan Bank advances	75,000	—	276,462
Federal Home Loan Bank repayments	(1,885,893)	(180,294)	(171,221)
Dividends paid	(47,500)	—	(49,000)
Net cash provided by (used in) financing activities	9,043,077	(3,895,785)	5,013,255
Net change in cash and cash equivalents	(2,785,430)	5,115,326	859,546
Cash and cash equivalents at beginning of year	18,273,842	13,158,516	12,298,970
Cash and cash equivalents at end of year	$15,488,412	$18,273,842	$13,158,516
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Foreclosed assets sold during the year and financed through loans	$184,350	$65,412	$255,177
Loans moved to foreclosed assets	$208,607	$950,795	$83,383