Form 10-K/A
period 2006-12-31
BG Financial Group, Inc.
filed 2007-04-30
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒.

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at February 28, 2007 was $18,486,168, based upon the average sale price on that date.

As of March 27, 2007, there were 2,310,771 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Definitive Proxy Statement involving the election of directors at the annual meeting of shareholders to be held June 6, 2007.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

The main office of the Corporation is located at 3095 East Andrew Johnson Highway, Greeneville, Greene County, Tennessee, which is also the main office of the Bank. This location is a 2.66 acre lot, on which there is a fully operational modular bank unit. A full service branch banking office of the Bank is located at 506 Asheville Highway, Greeneville, Greene County, Tennessee. Recently the Bank purchased property in Maryville, Tennessee at 710 South Foothills Plaza Drive. This location is a 1.17 acre lot, on which there is a 3,272 square foot fully operational brick bank building with drive through facilities. These locations are centrally located and in high traffic/exposure areas. Automatic teller machines and overnight “deposit drops” are positioned to serve the Bank’s clients. Additional branches may be established as market opportunities surface.

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

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 should be read in conjunction with the financial statements included in Item 8:

	2006	2005	2004	2003	2002
Income Statement Data:
Total interest and dividend income	$6,686,333	$5,499,510	$5,498,717	$4,308,390	$2,598,782
Total interest expense	2,842,427	2,118,949	1,576,080	1,216,359	790,959
Net interest income before provision for loan losses	3,843,906	3,380,561	3,922,637	3,092,031	1,807,823
(Provision for)/benefit from loan losses	23,758	555,222	(615,251)	(956,609)	(315,620)
Net interest income after provision for loan losses	3,867,664	3,935,783	3,307,386	2,135,422	1,492,203
Noninterest income	547,783	565,259	531,677	612,465	461,892
Noninterest expenses	(3,601,111)	(3,573,651)	(3,107,363)	(2,404,681)	(1,823,986)
Income before income taxes	814,336	927,391	731,700	343,206	130,109
Income tax expense	(318,631)	(342,981)	(227,555)	(89,704)	510,006
Net income	$495,705	$584,410	$504,145	$253,502	$640,115
Per Share Data:(1)
Net income, basic	$0.21	$0.25	$0.22	$0.11	$0.28
Net income, assuming
dilution	$0.20	$0.24	$0.21	$0.11	$0.28
Dividends declared	N/A	N/A	N/A	N/A	N/A
Book value	$3.82	$3.61	$3.36	$3.14	$3.03
Financial Condition Data:
Total assets	$97,752,681	$87,784,710	$91,174,368	$85,075,150	$53,045,438
Loans, net	$77,059,828	$64,054,625	$72,355,286	$68,539,235	$42,293,917
Federal Home Loan Bank stock	$258,800	$244,500	$226,500	$171,700	$134,300
Federal funds sold	$12,224,443	$13,557,689	$7,619,619	$7,244,455	$5,579,365
Deposits	$82,503,052	$74,702,688	$78,387,227	$73,461,766	$43,269,854
Federal Home Loan Bank - advances	$2,368,159	$4,179,052	$4,359,346	$4,254,106	$2,672,000
Stockholder’s equity	$8,836,528	$8,340,823	$7,743,097	$7,207,287	$6,901,202
Selected Ratios:
Interest rate spread	4.29%	3.95%	4.40%	4.55%	4.59%
Net yield on interest-earning assets	4.78%	4.24%	4.61%	4.85%	4.99%
Return on average assets	0.56%	0.67%	0.55%	0.37%	1.62%
Return on average equity	5.79%	7.32%	6.60%	3.51%	10.33%
Average equity to average assets	9.70%	9.12%	8.37%	10.64%	15.64%
Dividend payout ratio	N/A	N/A	N/A	N/A	N/A
Ratio of nonperforming assets to total assets	1.56%	2.39%	0.59%	0.10%	0.00%
Ratio of allowance for loan losses to nonperforming assets	40.47%	33.28%	300.79%	1,626.14%	N/A
Ratio of allowance for loan losses to total loans, net of unearned income	0.80%	1.08%	2.17%	1.93%	1.25%

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

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

At December 31, 2006, capital ratios were in excess of the regulatory minimums with the Company’s Tier 1, total risk-based and leverage ratio.

The Company’s actual capital amounts and ratios are as follows:

				For Capital				To Be Well Capitalized Under Prompt Corrective
	Actual			Adequacy Purposes				Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of December 31, 2006 (in Thousands)
Tier 1 Capital (To Average assets):
Consolidated	$8,837	9.80	%≥	$3,607	≥	4	%≥	N/A		N/A
Bank of Greeneville	$8,803	9.76	%≥	$3,606	≥	4	%≥	$4,508	≥	5%
Tier 1 Capital (To Risk Weighted Assets):
Consolidated	$8,837	11.69	%≥	$3,024	≥	4	%≥	N/A		N/A
Bank of Greeneville	$8,803	11.65	%≥	$3,024	≥	4	%≥	$4,535	≥	6%
Total Capital (To Risk Weighted Assets):
Consolidated	$9,454	12.51	%≥	$6,048	≥	8	%≥	N/A		N/A
Bank of Greeneville	$9,420	12.46	%≥	$6,047	≥	8	%≥	$7,559	≥	10%
As of December 31, 2005 (in Thousands)
Tier 1 Capital (To Average assets):
Consolidated	$8,345	9.65	%≥	$3,459	≥	4	%≥	N/A		N/A
Bank of Greeneville	$8,317	9.62	%≥	$3,458	≥	4	%≥	$4,322	≥	5%
Tier 1 Capital (To Risk Weighted Assets):
Consolidated	$8,345	12.12	%≥	$2,756	≥	4	%≥	N/A		N/A
Bank of Greeneville	$8,317	12.08	%≥	$2,754	≥	4	%≥	$4,132	≥	6%
Total Capital (To Risk Weighted Assets):
Consolidated	$9,042	13.13	%≥	$5,511	≥	8	%≥	N/A		N/A
Bank of Greeneville	$9,014	13.09	%≥	$5,509	≥	8	%≥	$6,886	≥	10%
As of December 31, 2004 (in Thousands)
Tier 1 Capital (To Average assets):
Consolidated	$7,743	8.55	%≥	$3,621	≥	4	%≥	N/A		N/A
Bank of Greeneville	$7,690	8.50	%≥	$3,620	≥	4	%≥	$4,525	≥	5%
Tier 1 Capital (To Risk Weighted Assets):
Consolidated	$7,743	9.90	%≥	$3,129	≥	4	%≥	N/A		N/A
Bank of Greeneville	$7,690	10.00	%≥	$3,076	≥	4	%≥	$4,614	≥	6%
Total Capital (To Risk Weighted Assets):
Consolidated	$8,713	11.14	%≥	$6,258	≥	8	%≥	N/A		N/A
Bank of Greeneville	$8,659	11.26	%≥	$6,152	≥	8	%≥	$7,691	≥	10%

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

	2006			2005
			Average			Average
	Average		Yields/	Average		Yields/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans	$69,033,584	$6,124,535	8.87%	$68,904,827	$5,149,519	7.47%
FHLB stock	249,782	14,520	5.81%	234,889	11,780	5.02%
Deposits	757,580	32,960	4.35%	1,590,170	45,806	2.88%
Federal funds sold	10,401,186	514,318	4.94%	9,053,400	292,405	3.23%
Total interest-earning assets	80,442,132	6,686,333	8.31%	79,783,286	5,499,510	6.89%
Cash and due from banks	3,424,627			3,507,530
Other assets	5,106,085			5,443,680
Allowance for loan losses	(690,544)			(1,175,266)
Total Assets	$88,282,300			$87,559,230
Liabilities and Stockholder’s Equity:
Interest-bearing liabilities:
Demand deposits	$23,018,915	$858,040	3.73%	$11,125,760	$233,235	2.10%
Savings deposits	4,978,901	97,872	1.97%	7,267,492	132,254	1.82%
Other time deposits	39,417,361	1,775,042	4.50%	49,375,553	1,613,861	3.27%
FHLB advances	3,328,626	111,473	3.35%	4,276,160	139,599	3.26%
Total interest-bearing liabilities	70,743,803	2,842,427	4.02%	72,044,965	2,118,949	2.94%
Non-interest bearing demand deposits	8,269,520			7,106,706
Other liabilities	703,285			421,067
Stockholder’s equity	8,565,692			7,986,492
Total liabilities and stockholder’s equity	$88,282,300			$87,559,230
Net interest earnings		$3,843,906			$3,380,561
Net interest spread			4.29%			3.95%
Net interest margin			4.78%			4.24%

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

The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes:

	2006 Compared to 2005			2005 Compared to 2004
	Increase (Decrease) due to			Increase (Decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$965,398	$9,618	$975,016	$238,630	$(465,620)	$(226,990)
FHLB stock	1,966	774	2,740	1,990	1,212	3,202
Deposits	11,134	(23,979)	(12,845)	28,719	(2,856)	25,863
Federal funds sold	178,379	43,533	221,912	180,695	18,023	198,718
Total interest earning assets	1,156,877	29,946	1,186,823	450,034	(449,241)	793
Interest-bearing liabilities:
Demand deposits	375,046	249,756	624,802	116,428	15,251	131,679
Savings deposits	7,209	(41,652)	(34,443)	58,870	27,788	86,658
Other time deposits	486,878	(325,633)	161,245	521,360	(190,914)	330,446
FHLB advances	2,764	(30,890)	(28,126)	(1,521)	(4,393)	(5,914)
Total interest-bearing liabilities	871,897	(148,419)	723,478	695,137	(152,268)	542,869
Net interest income	$284,980	$178,365	$463,345	$(245,103)	$(296,973)	$(542,076)

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

The board of directors is divided into three classes, designated Classes I, II, and III, as nearly equal in number as the then total number of directors permits. The board has nominated the following two persons to serve as Class III directors: William J. Smead and Roger A. Woolsey, and if elected they will serve until the 2010 annual meeting of shareholders. We do not anticipate that any of these nominees will be unavailable for election but, if such a situation arises, the proxy will be voted in accordance with the best judgment of the named proxies unless you have directed otherwise. The remaining members of the board listed below will continue as members of the board until their respective terms expire, as indicated below. All of the current directors and nominees have served as directors of the Bank since it began operations in July 2001, and have been members of the board of the Company since it was formed in 2003. Assuming a quorum is present, the election of directors requires a plurality of the votes cast by the shares of common stock entitled to vote in the election of directors.

Information about the individuals nominated as directors and the remaining members of the board is provided below. Shares of common stock represented  by proxy cards returned to us will be voted for the nominees listed below unless you specify otherwise.

CLASS III NOMINEES FOR ELECTION

(Terms Expiring 2010)

Name	Age	Business Experience During Past Five Years and Position Held with the Bank and the Company	Director Since
William J. Smead	61	Physician; Director and Chairman of the Board	2001	*
Roger A. Woolsey	52	Attorney; Director	2001	*

*                    Includes time served on Bank of Greeneville board of directors

William J. Smead is a director and Chairman of the Board of the Company and the Bank. Dr. Smead is a physician and principal in The Greeneville Eye Clinic in Greeneville, Tennessee. He received his undergraduate degrees from University of Arkansas in Fayetteville, Arkansas, and he also received his Medical Degree from University of Arkansas.

Roger A. Woolsey is a director of the Company and the Bank. Mr. Woolsey practices law in Greeneville, Tennessee, with Woolsey & Woolsey attorneys at law. He received both his undergraduate degree and his law degree from the University of Tennessee in Knoxville.

CLASS I INCUMBENT DIRECTORS

(Terms Expiring 2008)

Name	Age	Business Experience During Past Five Years and Position Held with the Bank and the Company	Director Since
J. Robert Grubbs	53	Bank President; President and Chief Executive Officer; Director	2001	*
Leonard B. Lawson	50	General Manager, Chevrolet Dealership; Director	2001	*

*                    Includes time served on Bank of Greeneville board of directors

J. Robert Grubbs serves as the President and Chief Executive Officer of the Bank and the Company, and is a director of the Bank and the Company. Prior to joining the Bank, Mr. Grubbs was an Executive Vice President with Andrew Johnson Bank in Greeneville, Tennessee, and prior to that was a Senior Vice President with Greene County Bank in Greeneville, Tennessee. Mr. Grubbs received his undergraduate degree from the University of Tennessee in 1975 and has a law degree from the Nashville School of Law.

Leonard B. Lawson is a director of the Company and the Bank. He is the Vice President and General Manager of Lawson Chevrolet and Mazda, Inc. in Greeneville, Tennessee, the Vice President Dealer-Operator of Lawson Mountain Mazda Mitsubishi, President Dealer Gateway Ford Lincoln and Mercury, and the Vice President of Lawson Chevrolet. Mr. Lawson received his B.S. degree in marketing from the University of Tennessee in 1978 and graduated from the General Motors School of Merchandising and Management.

CLASS II INCUMBENT DIRECTORS

(Terms Expiring 2009)

Name	Age	Business Experience During Past Five Years and Position Held With the Bank and the Company	Director Since
Don E. Claiborne	52	Veterinarian; Director and Senior Vice President of Bank	2001	*
Wendy C. Warner	46	Real Estate; Director	2001	*

*                    Includes time served on Bank of Greeneville board of directors

Don E. Claiborne is a director of the Company and the Bank. Mr. Claiborne serves as Senior Vice President and Loan Officer of the Bank. A retired veterinarian, he is the former owner of Brookfield Animal Hospital in Greeneville, Tennessee. Mr. Claiborne received both his doctor of veterinary medicine degree and his undergraduate degree from the University of Tennessee in Knoxville.

Wendy C. Warner is a director of the Company and the Bank. Ms. Warner is the President of Warner Realty Company, West Main Cash, Inc. and SAWLEW Inc., all in Greeneville, Tennessee. She graduated from East Tennessee State University in 1986 with a B.S. in business administration. She has received the CCIM designation.

EXECUTIVE OFFICERS

Our board of directors has the power to appoint our officers. Each officer will hold office for such term as may be prescribed by the board of directors and until such person’s successor is chosen and qualified or until such person’s death, resignation, or removal. The Company has the following executive officers in addition to Mr. Grubbs, whose description is detailed above.

Name	Age	Present Position
T. Don Waddell	59	Chief Financial Officer, Secretary

T. Don Waddell serves as the Chief Financial Officer and Secretary of the Bank and the Company. Prior to joining the Bank, Mr. Waddell was a Certified Public Accountant in private practice and was the Chief Financial Officer of Greene County Bancshares, Inc., Greeneville, Tennessee, for eight years. Mr. Waddell received his undergraduate degree from East Tennessee State University in 1973.

Name	Age	Present Position
Douglas P. Archbold	62	Chief Credit Officer

Douglas P. Archbold serves as the Chief Credit Officer of the Bank and the Company. Prior to joining the Bank, Mr. Archbold held similar positions at other banks for a period spanning several decades. Mr. Archbold holds a baccalaureate degree in economics from Hobart College and a MBA in accounting and finance from Rochester Institute of Technology.

INFORMATION ABOUT THE BOARD OF DIRECTORS

Role of the Board

Pursuant to Tennessee law, the Company’s business, property and affairs are managed under the direction of our board of directors. The board has responsibility for establishing broad corporate policies and for the overall performance and direction of the Company, but is not involved in day-to-day operations. Members of the board keep informed of our business by participating in board and committee meetings, by reviewing analyses and reports sent to them regularly, and through discussions with our executive officers.

Board Structure

The Company’s bylaws provide that the board of directors shall consist of no fewer than five nor more than 25 members. The board is currently composed of 6 members. The directors are divided into three classes, each of which is as nearly equal in number as possible. The directors in each class hold office for staggered terms of three years each. Staggered terms make it more difficult for shareholders, including those holding a majority of the Company’s common stock, to force an immediate change in the composition of a majority of the board of directors. Since the terms of only one-third of the incumbent directors expire each year, two annual meetings of shareholders would be required to change a majority of the Company’s directors, provided that no directors resigned, were removed, or died during their terms of office and the vacancies created thereby were not filled by an affirmative vote of a majority of the board of directors.

2006 Board and Committee Meetings

During 2006 the Bank’s board of directors held thirteen meetings, the Audit Committee held two meetings, the ALCO Committee held twelve meetings, the Executive Committee held one meeting, the IT Committee held one meeting, and the Compensation Committee held three meetings. All board members attended at least 75% of our board meetings and the meetings of the committees of which that director is a member.

Attendance at Annual Shareholders’ Meeting

All directors are expected to attend the annual shareholders’ meeting and their attendance is recorded in the minutes. All board members attended the annual shareholders’ meeting last year.

Board Committees

The board has 2 standing committees: the Audit Committee and the Compensation Committee.

Audit Committee.   The Audit Committee consists of Messrs. Lawson, Woolsey and Smead and Ms. Warner. The Audit Committee has the authority and responsibility to insure the accuracy and reliability of the Company’s financial statements; adequate internal controls and operating procedures; and compliance with all laws, regulations, and policies. No member of the Audit Committee is an “Audit Committee Financial Expert” as that term is defined in Item 401(h) of Regulation S-K. The board believes that the expense to retain an Audit Committee Financial Expert at this time is cost prohibitive. However, the board believes that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. The Committee has the authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities.

Compensation Committee.   The Compensation Committee consists of Messrs. Grubbs, Lawson, Woolsey and Smead. The Compensation Committee evaluates the performance of the Bank’s executive officers and determines their compensation. The Compensation Committee does not have a charter. Mr. Grubbs, who is also a Named Executive Officer, does not participate in the discussion or approval of his compensation.

Nominations for Directorships

The Company currently has no standing nominating committee because of the long tenure of the current directors, because a majority of the members of the board are independent and because the Company has determined that the entire board of directors itself adequately serves the function of a nominating committee.

The board has determined that all of the directors, other than Messrs. Claiborne and Grubbs, are independent under the New York Stock Exchange requirements. Vacancies on the board may be filled by a majority of the remaining directors.

With respect to the nominating process, the board discusses and evaluates possible candidates in detail. The board selects new nominees for the position of an independent director based on the following criteria:

•       Personal qualities and characteristics, experience, accomplishments and reputation in the business community.

•       Current knowledge and contacts in market areas the Bank serves in the banking industry or other industries relevant to the Company’s business.

•       Diversity of viewpoints, background, experience and other demographics.

•       Ability and willingness to commit adequate time to board and committee matters.

•       The fit of the individual’s skills and personality with those of other directors and potential directors in building a board that is effective and responsive to its duties and responsibilities.

The board does not set specific, minimum qualifications that nominees must meet in order for the board to select them as nominees, but rather believes that each nominee should be evaluated based on his or her individual merits, taking into account the needs of the Company and the composition of the board of directors.

Once a candidate is identified whom the board wants seriously to consider and move toward nomination, the Chairman of the Board, the Chief Executive Officer and/or other directors will enter into a discussion with that nominee.

Shareholder Nominations of Directors

The board will consider nominees recommended by shareholders, and any such nominee is given appropriate consideration in the same manner as other nominees using the same criteria described above and considering the additional information referred to below. Shareholders who wish to submit nominees for director for consideration by the board for election may do so by submitting in writing such nominees’ names in compliance with the procedures as described below, to the Chairperson of the Board, in care of the Corporate Secretary. A shareholder’s nomination must contain:

•       A statement that the writer is a shareholder and is proposing a candidate for consideration by the board;

•       The name of and contact information for the candidate;

•       A statement of the candidate’s business and educational experience;

•       Information regarding each of the factors listed above, sufficient to enable the board to evaluate the candidate;

•       A statement detailing any relationship or understanding between the proposing shareholder and the candidate;

•       A statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected; and

•       A statement of the number of shares of the Company’s common stock that the nominating shareholder holds of record or in which shareholder has a beneficial interest and the number of such shares that have been held for more than one year.

The Company does not pay a fee to any third party to identify or evaluate or assist in the identification or evaluation of potential nominees to its board. All directors are expected to attend the annual meeting and their attendance is recorded in the minutes.

Shareholder Communication with the Board of Directors

Shareholders desiring to communicate with our board of directors on matters other than director nominations should submit their communication in writing to the Chairperson of the Board of Directors, c/o Corporate Secretary, BG Financial Group, Inc., 3095 Andrew Johnson Highway, Greeneville, Tennessee 37745, and identify themselves as a shareholder. The Corporate Secretary will forward all such communication to the Chairperson of the Board for a determination as to how to proceed.

Other Directorships and Family Relationships

No director of the Company currently serves as a director of any other public company. We are not aware of any family relationships between any of our directors and executive officers.

ITEM 11.         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate remuneration paid by the Company for services for the years ended December 31, 2006 to the Named Executive Officers of the Company.

Name and Principal Position	Year	Salary	(1) Bonus	Stock awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	Other Annual Compensation		Total
J. Robert Grubbs President and Chief Executive Officer	2006	$161,958	$4,961	$0	$0	$0	$7,944	(2)	$187,363
Douglas P. Archbold Sr. Vice President and Chief Credit Officer	2006	$141,450	$5,100	$0	$0	$0	$0		$164,550
T. Don Waddell Chief Financial Officer	2006	$75,597	$2,205	$0	$0	$0	$0		$77,802

(1)           Amount received through profit-sharing plan in which all full-time employees of the Bank participate based on a percentage of annual base salary.

(2)           This amount includes an automobile allowance.

GRANTS OF PLAN-BASED AWARDS

The Company made no grants of plan-based awards in fiscal 2006.

Employment Agreements

There are currently no employment agreements in place with respect to the Bank’s executive officers or the Company’s executive officers.

Cash bonus

The Named Executive Officers do not receive any cash bonus other than the profit sharing plan, available to all employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2006

The following table sets forth information with respect to our outstanding option awards as of December 31, 2006 for our Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
J. Robert Grubbs	116,825	—	—	$3.33	7/16/2011	—	—	—	—
T. Don Waddell	16,000	—	—	$3.33	7/16/2011	—	—	—	—
Douglas P. Archbold	15,000			$17.00	9/1/2014

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash(1) ($)	Stock awards	Option Awards(2) ($)	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total ($)
Don E. Claiborne	12,500	—	—	—	—	—	12,500
Leonard B. Lawson	12,950	—	—	—	—	—	12,950
William J. Smead	13,550	—	—	—	—	—	13,550
Wendy C. Warner	15,050	—	—	—	—	—	15,050
Roger A. Woolsey	13,250	—	—	—	—	—	13,250
J. Robert Grubbs	12,500	—	—	—	—	—	12,500

Director Compensation

Directors receive $500 for each board meeting they attend. The directors, other than those individuals who also serve as officers, receive $150 for each committee meeting they attend. All directors receive an annual retainer of $6,000. During 2006, the Bank paid $79,800 in directors’ fees.

OPTIONS EXERCISED AND STOCK VESTED TABLE

No options were exercised by the Named Executive Officers during fiscal 2006.

PENSION BENEFITS

There are currently no Pension Benefits in place with respect to the Bank’s executive officers or the Company’s executive officers.

NONQUALIFIED DEFERRED COMPENSATION TABLE

There are currently no Nonqualified Deferred Compensation benefits in place with respect to the Bank’s executive officers or the Company’s executive officers

Compensation Discussion and Analysis

Introduction

The Compensation Committee of the Board is comprised of 4 directors on the Board of Directors and is responsible for making decisions concerning cash and other compensation paid to our Chief Executive Officer and our other Named Executive Officers. Executive officers that are also Compensation Committee members do not participate in discussions or vote on matters relating to their compensation. Except for the executive officers that are also members of the Compensation Committee, each member of the Compensation Committee is independent within the meaning of NASD’s listing standard and is appointed annually.

The Compensation Committee meets periodically to evaluate the compensation and fringe benefits of our Named Executive Officers. The Compensation Committee met three times during 2006.

Executive Compensation Philosophy

Bank of Greeneville seeks to provide an executive compensation package that is driven by overall financial performance, increase in shareholder value, success of the business unit directly impacted by the executive’s performance and the performance of the individual executive. Executive compensation is intended to be set at levels that the Compensation Committee, believes is consistent with a peer group of banks selected by the Committee.

Compensation should reflect the value of the job in the marketplace. To attract and retain a highly skilled workforce we must remain competitive with the pay of other employers who compete with us for talent. Compensation programs must deliver top-tier compensation for top-tier individual and company performance. The objectives of pay for performance and retention must be balanced. Even in periods of temporary downturns in company performance, the programs should continue to ensure that successful, high-achieving employees remain motivated and committed to us.

Objectives of Executive Compensation

The objectives of our executive compensation program are to attract and retain quality executive leadership and to enhance the individual executive’s performance. The compensation committee bases its executive compensation program on the same objectives that guide us in establishing all of our compensation programs. Compensation is based upon the level of job responsibility, individual performance and company performance.

The committee strives to meet these objectives while maintaining market competitive pay levels and ensuring that we make efficient use of our resources and have predictable expense recognition.

Competitive Positioning

Base salaries for other named executive officers are determined initially by evaluating the responsibilities of the positions held, and by reference to the competitive marketplace for talent, including a comparison of base salaries for comparable positions at comparable companies within the financial services industry. Annual salary adjustments are determined by evaluating the competitive marketplace, the performance of Bank of Greeneville and the performance of the other named executive officers.

Base Salary

Base salaries are determined initially by evaluating the responsibilities of the positions held, and by reference to the competitive marketplace for talent, including a comparison of base salaries for comparable positions at comparable companies within the financial services industry. Annual salary adjustments are determined by evaluating the competitive marketplace, our performance and the performance of the individual executive officer.

Equity Incentive

Currently, we do not have an equity incentive plan but at various times our board of directors at their discretion has granted stock option awards to the Chief Executive Officer and other executive officers as well as other employees.

Composition of Total Compensation

Bank of Greeneville provides a competitive mix of pay elements that align executive incentives with shareholder value. The executive compensation includes both short and long term compensation, with an emphasis on long-term compensation that is tied to corporate and stock price performance. We choose to use stock options in the long-term component of total compensation for named executive officers as it makes stock price appreciation fundamental in realizing a compensation benefit. By emphasizing longer performance measurement periods by using long-term incentives, we align our executive’s interests with our shareholders and create a strong retention tool.

Base salaries are designed to provide competitive levels of compensation to executives based upon their experience, duties and scope of responsibility. Base salaries are provided to ensure a basic level of compensation and necessary to recruit and retain executives. An important aspect of base salaries is the committee’s ability to use annual base salary adjustments to reflect an individual’s performance or change in responsibilities.

Summary

In summary, we believe the mix of salary, and the potential for equity ownership in Bank of Greeneville motivates our management team to produce strong results for shareholders. We further believe that this program strikes an appropriate balance in operating our business and appropriate employee rewards based on shareholder value creation.

Compensation Committee Report

The above  Compensation Committee Report shall not be deemed filed or incorporated by reference into any other document, including the Corporation’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Corporation specifically incorporates this Report into any such filing by reference.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Proxy Statement with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Proxy Statement for its 2007 Annual Meeting of Shareholders.

Submitted by the Compensation Committee of our Board of Directors

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the executive officers have served as a director or member of the compensation committee of any other entity whose executive officers served on our board of directors. All decisions relating to officer compensation are reviewed by the full board. The Compensation Committee has the authority to make all decisions relating to executive officer compensation. They may delegate that authority to other persons specifying what authority is so delegated and to whom.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

As of April 20, 2007, the Company’s records indicate the following number of shares of common stock were beneficially owned by (i) each person who is a director or a named executive officer of the Company and (ii) all directors and executive officers as a group. Management is not aware of any change in control of the Company which has occurred since the Bank commenced operations on July 9, 2001, other than the share exchange with the Company on January 23, 2004, or any arrangement which may, at a subsequent date, result in a change in control of the Company. Management of the Company does not know of any person, other than J. Robert Grubbs, who owns, beneficially or of record, more than 5% of the Company’s outstanding common stock. Except as otherwise indicated, each shareholder listed below has sole voting and investment power as to the shares owned by that person.

	Beneficial Ownership of Common Stock
Douglas P. Archbold 380 Golf Trace Drive Greeneville, TN 37743	15,000	(8)	.65
Don E. Claiborne 3888 Buckingham Road Greeneville, TN 37745	93,876	(2)	4.06
J. Robert Grubbs 1706 Brentwood Drive Greeneville, TN 37743	120,039	(3)	5.19
Leonard B. Lawson 290 Meadowwood Greeneville, TN 37745	39,014	(4)	1.68
William J. Smead 330 Patricia Lane Greeneville, TN 37743	110,166	(5)	4.75
T. Don Waddell 231 Fairfield Drive Greeneville, TN 37745	22,000	(6)	1.00
Wendy C. Warner 401 Oak Grove Avenue Greeneville, TN 37745	30,439		1.32
Roger A. Woolsey 3104 Charlie Doty Road Greeneville, TN 37743	34,486	(7)	1.49
Directors and Executive Officers (seven total)	465,020		20.12

(1)          Based on 2,310,771 shares of issued and outstanding common stock as of April 20, 2007, plus, for each person, any shares of common stock that person has the right to acquire within 60 days pursuant to stock options.

(2)          Includes 30,000 shares beneficially owned by Dr. Claiborne’s wife, 3,940 shares beneficially owned by Dr. Claiborne’s daughter and 4,000 shares beneficially owned by Dr. Claiborne’s son, and 15,000 exercisable stock options.

(3)          Includes 116,825 exercisable stock options.

(4)          Includes 30,750 shares held in Lawson Chevrolet Retirement Fund and 125 shares owned by Mr. Lawson’s son.

(5)          Includes 54,500 shares beneficially owned by Dr. Smead’s wife, 150 shares owned by Dr. Smead’s mother-in-law, 80 shares owned by grandchildren,  and 300 shares beneficially owned by each of Dr. Smead’s three daughters to which Dr. Smead disclaims beneficial ownership of 600 shares.

(6)          Includes 16,000 exercisable stock options.

(7)          Includes 1,800 shares beneficially owned by each of Mr. Woolsey’s two children and 850 shares beneficially owned by Mr. Woolsey’s wife.

(8)          15,000 exercisable stock options.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some directors and officers of the Bank and the Company are customers of the Bank and have had and expect to have loan transactions with the Bank in the ordinary course of business. In addition, some of the directors and officers of the Company and the Bank are, at present, as in the past, affiliated with businesses which are customers of the Bank and which have had and expect to have loan transactions with the Bank in the ordinary course of business. As of December 31, 2006, the largest aggregate amount of loan transactions with directors and officers of the Bank and their affiliates during the year totaled approximately $2,323,168, which amount is equal to 26.3% of the equity capital accounts of the Bank. These loans were made in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. In the opinion of the board of directors, these loans do not involve more than a normal risk of collectibility or present other unfavorable features.

Other Directorships and Family Relationships

No director of the Company currently serves as a director of any other public company. We are not aware of any family relationships between any of our directors and executive officers

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

For services rendered in 2006 and 2005 by Pershing, Yoakley and Associates, P.C. (PYA) we incurred the following fees:

Audit Fees

The aggregate fees billed by PYA for audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q for fiscal years 2006 and 2005 were $66,175 and $79,180, respectively.

Audit Related Fees

None

Tax Fees

The aggregate fees billed by PYA for in fiscal years 2006 and 2005 for professional services for tax compliance, tax advice and tax planning were $8,400 and $7,535, respectively.

All Other Fees

There were no fees billed by PYA for other services rendered in 2006 and 2005.

The Audit Committee approved the above services to be performed by PYA for the current year ended.

The Audit Committee has adopted pre-approval policies and procedures for audit and non-audit services to be performed by PYA, as the registered public accounting firm that performs the audit of our consolidated financial statements that are filed with the Securities and Exchange Commission. All services by PYA must be pre-approved by the Audit Committee. The Audit Committee considered whether the provision of audit-related and other non-audit services conflicts with PYA’s independence, and found that this provision of services is compatible with maintaining the principal accountant’s independence.

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
Date: April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as directors.

By:	/s/ DON E. CLAIBORNE	By:	/s/ WILLIAM J. SMEAD
	Don E. Claiborne		William J. Smead
Date: April 30, 2007		Date: April 30, 2007
By:	/s/ J. ROBERT GRUBBS	By:	/s/ WENDY C. WARNER
	J. Robert Grubbs		Wendy C. Warner
Date: April 30, 2007		Date: April 30, 2007
By:	/s/ LEONARD B. LAWSON	By:	/s/ ROGER A. WOOLSEY
	Leonard B. Lawson		Roger A. Woolsey
Date: April 30, 2007		Date: April 30, 2007

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

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