Form 10-Q
period 2007-03-31
BG Financial Group, Inc.
filed 2007-05-15
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 1, 2007, there were 2,310,771 shares of common stock, $0.333 par value, issued and outstanding.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

	As of	As of
	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash and due from banks	$2,919,225	$3,263,969
Federal funds sold	11,690,791	12,224,443
Cash and cash equivalents	14,610,016	15,488,412
Federal Home Loan Bank stock, at cost	262,600	258,800
Loans, net of estimated allowance for loan losses of $704,591 in 2007 and $617,956 in 2006	79,367,037	77,059,828
Premises and equipment, net	5,317,635	3,799,519
Accrued interest receivable	551,577	506,906
Deferred tax assets, net	220,944	166,545
Foreclosed assets	407,900	393,900
Other assets	83,906	78,771
Total Assets	$100,821,615	$97,752,681

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$9,662,102	$9,326,547
Interest-bearing
Money market, interest checking and savings	28,453,883	28,496,934
Time deposits	49,237,791	44,679,571
Total Deposits	87,353,776	82,503,052
Accrued interest payable	639,813	698,825
Securitized borrowings	1,488,825	3,099,091
Other liabilities	311,163	247,026
Federal Home Loan Bank advances	2,090,419	2,368,159
Total Liabilities	91,883,996	88,916,153

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,310,771 shares at March 31, 2007 and December 31, 2006	770,256	770,256
Additional paid-in capital	6,932,307	6,932,307
Retained earnings	1,235,056	1,133,965
Total Stockholders’ Equity	8,937,619	8,836,528
Total Liabilities and Stockholders’ Equity	$100,821,615	$97,752,681

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Interest and dividend income:
Loans, including fees	$1,719,123	$1,520,516
Dividends on Federal Home Loan Bank stock	3,800	3,467
Federal funds sold and other	112,633	125,871
Total interest and dividend income	1,835,556	1,649,854

Interest expense:
Deposits	825,588	595,134
Borrowed funds	19,761	33,863
Total interest expense	845,349	628,997
Net interest income before provision for (benefit from) loan losses	990,207	1,020,857

Provision for (benefit from) loan losses	104,364	(50,497)
Net interest income after provision for (benefit from) loan losses	885,843	1,071,354

Noninterest income:
Service charges on deposit accounts	127,492	62,684
Fees from origination of mortgage loans sold	34,324	16,091
Investment sales commissions	1,651	43,472
Other	5,893	3,642
Total noninterest income	169,360	125,889

Noninterest expense:
Salaries and employee benefits	488,791	461,095
Occupancy	127,497	114,194
Advertising	18,995	19,727
Data processing	55,705	50,534
Legal and professional	81,525	115,811
Other operating	120,652	164,053
Total noninterest expense	893,165	925,414
Income before income taxes	162,038	271,829

Income tax expense	60,947	106,485

Net income	$101,091	$165,344

Basic earnings per common share	$.04	$.07

The accompanying notes are an integral part of these consolidated financial statements.

BG FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,091	$165,344
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) loan losses	104,364	(50,497)
Depreciation	58,008	63,712
Write-down of foreclosed assets	12,877	—
Realized loss (gain) on sales of foreclosed assets	(200)	5,309
Deferred income tax expense	(54,399)	101,706
Federal Home Loan Bank stock dividends	(3,800)	(3,400)
Net change in:
Accrued interest receivable	(44,671)	(67,009)
Other assets	(5,135)	41,412
Other liabilities	64,137	(143,287)
Accrued interest payable	(59,012)	44,876
Net cash provided by operating activities	173,260	158,166

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of foreclosed assets	1,200	68,775
Loan originations and principal collections, net	(2,439,450)	(1,749,158)
Additions to premises and equipment	(1,576,124)	(77,037)
Net cash used in investing activities	(4,014,374)	(1,757,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits (non-time deposits)	292,504	4,587,584
Net change in time deposits	4,558,220	(6,627,260)
Federal Home Loan Bank advances	—	75,000
Repayment of securitized borrowings	(1,610,266)	—
Federal Home Loan Bank repayments	(277,740)	(45,941)
Net cash provided by (used in) financing activities	2,962,718	(2,010,617)

Net change in cash and cash equivalents	(878,396)	(3,609,871)

Cash and cash equivalents at beginning of period	15,488,412	18,273,842

Cash and cash equivalents at end of period	$14,610,016	$14,663,971

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$904,361	$584,121
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended
	March 31, 2007	March 31, 2006

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Foreclosed assets sold during the period and financed through loans	$—	$128,450
Loans moved to foreclosed assets	$27,877	$164,965

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Certain amounts from prior period financial statements have been reclassified to conform to current period’s presentation.

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

Note 2.            Stock Options and Awards

On July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”).  This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), which the Company had followed until the adoption of SFAS No. 123R.   The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income.   In anticipation of adopting SFAS No. 123R, on May 17, 2005 the Board of Directors approved that all non-vested employee stock options granted to become fully vested and exercisable as of that date in order to avoid recognition of compensation costs in the consolidated statement of income in future periods.  Any stock options granted after May 17, 2005 are fully exercisable on the date granted.  Accordingly, no compensation cost was recognized prior to the adoption of SFAS No. 123R on July 1, 2005.  No additional options were granted during the period ended March 31, 2007, therefore, no compensation cost is recognized in the consolidated statement of income for the period ended March 31, 2007.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation for comparative periods ended March 31.

	Three-Month Period
	Ended March 31
	(Unaudited)
	2007	2006
Net income, as reported	$101,091	$165,344

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$101,091	$165,344

Earnings per share
Basic – as reported	$.04	$.07

Basic – pro forma	$.04	$.07

Diluted – as reported	$.04	$.07

Diluted – pro forma	$.04	$.07

Note 3.          Earnings Per Share of Common Stock

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential dilutive common shares outstanding during the period.  Stock options are regarded as potential common shares.  Potential common shares are computed using the treasury stock method.  For the three months ended March 31, 2007, 19,000 options are excluded from the effect of dilutive securities because they are anti-dilutive; 85,344 options are similarly excluded from the effect of dilutive securities for the three months ended March 31, 2006.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 2007 and 2006:

	Three Months Ended September 30,
	2007		2006
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common stockholders	$101,091	2,310,771	$165,344	2,310,771

Effect of dilutive securities Stock options outstanding	—	119,621	—	157,285

Diluted EPS
Income available to common shareholders plus assumed conversions	$101,091	2,430,392	$165,344	2,468,056

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company did not choose to early adopt this standard.

In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS 140”) which requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement.  SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company plans to adopt SFAS 156 on January 1, 2007.  The adoption of SFAS 156 did not have any material impact on the Company’s consolidated financial condition or results of operations.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”).  FIN 48 is effective for fiscal years beginning after December 15, 2006.  FIN 48 applies to all income tax positions subject to FASB Statement No. 109, Accounting for Income Tax (“SFAS 109”), including tax positions considered to be routine and those with a high degree of uncertainty.  FIN 48 did not have a material impact on the Company’s consolidated financial statements.

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

General

On January 23, 2004, BG Financial Group, Inc. (“Company”), a bank holding company, acquired all of the outstanding shares of Bank of Greeneville (“Bank”) in a one for one stock exchange.  The Bank is a Tennessee-chartered, FDIC-insured, non-Member commercial bank offering a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumers, commercial and real estate purposes, and is the principal business of the Company. The main office of the Corporation is located at 3095 East Andrew Johnson Highway, Greeneville, Greene County, Tennessee, which is also the main office of the Bank.  This location is a 2.66 acre lot, on which there is a fully operational modular bank unit.  Other full service branch banking offices of the Bank are located at 506 Asheville Highway and 208 West Summer Street, Greeneville, Greene County, Tennessee.  Recently the Bank purchased property in Maryville, Tennessee at 710 South Foothills Plaza Drive.  This location is a 1.17 acre lot, on which there is a 3,272 square foot fully operational brick bank building with drive through facilities. These locations are centrally located and in high traffic/exposure areas.  Automatic teller machines and overnight “deposit drops” are positioned to serve the Bank’s clients.  Additional branches may be established as market opportunities surface.

Liquidity

At March 31, 2007, the Company had liquid assets of approximately $14.6 million in the form of cash and federal funds sold compared to approximately $15.5 million on December 31, 2006.  Management believes that the liquid assets are adequate at March 31, 2007. Additional liquidity should be provided by the growth in deposit accounts and loan repayments.  The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide a credit line if necessary.  Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Company’s short term or long term liquidity.

Results of Operations

The Company had net income of $101,091 or $.04 per share for the quarter ended March 31, 2007 compared to net income of $165,344 or $.07 per share for the quarter ended March 31, 2006.  During the quarter ended March 31, 2007, the Company made a provision for loan losses of $104,364, while recording a benefit from loan losses of $(50,497) for the same period in 2006 (See additional discussion at Provision for / Benefit from Loan Losses).

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Interest income for the quarter ended March 31, 2007 was $1,831,756 compared to $1,646,387 for the same period in 2006. Total interest expense was $845,349 in 2007 compared to $628,997 in 2006 for the same period. The Company pursues local deposits aggressively with attractive interest rates, which has resulted in compression of net interest margin.  The Company benefited from a “catch up” interest payment of $136,267 received from a large loan previously in non accrual status during the three months ended March 31, 2006. Based on the Company’s mix of interest earning assets and interest bearing liabilities, management believes that net interest margin should remain stable or begin to increase slightly for the remainder of the year.  This assumption is based on a continued rising interest rate environment.  If interest rates remain stable or begin to decline, net interest margin could decline due to competitive pricing of both loans and interest bearing deposits.

Provision for / Benefit from Loan Losses

The provision for (benefit from) loan losses represents a charge (or recovery) to operations necessary to establish an allowance for possible loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for (benefit from) loan losses during the three-month period ended March 31, 2007 was $104,364 as compared to $(50,497) for the same three-month period ended March 31, 2006.  During the three months ended March 31, 2007, loan charge-offs were $25,694.  The recoveries for the three-month period ended March 31, 2007 were $7,965.  The allowance for loan losses was $704,591 at March 31, 2007 as compared to $617,956 at December 31, 2006, an increase of 14.0%.  The 14.0% increase is due to an increase in the loan portfolio and a higher percentage of past due loans at March 31, 2007.  The allowance was .88% of loans at March 31, 2007.  Management believes the allowance for loan losses at March 31, 2007 to be adequate.

Provision for Income Taxes

The Company’s provision for income tax expense for the three months ended March 31, 2007 was $60,947, compared to $106,485, for the same period in 2006.  The provisions represent 37.6% and 37.8% of the Company’s pretax income respectively.  Management believes the provision for income taxes for the period ended March 31, 2007 to be adequate.

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for the three months ended March 31, 2007 was $169,360, compared to $125,889 for the same period in 2006.  The main reason for the increase was a sharp increase in service charges on deposit accounts due to a revenue generating program called “Bounce Protection” that began late in the year 2006. Fees from origination of mortgage loans also increased due to more aggressive marketing efforts by Company personnel.  These increases were offset by a decrease in investment sales commissions. Management projects that noninterest income will improve during the remainder of 2007 due to  more aggressive collection of fees and renewed marketing efforts.

Noninterest Expense

Noninterest expenses totaled $893,165 for the three months ended March 31, 2007 as compared to $925,414 for the three months ended March 31, 2006 and consisted of employee costs, occupancy expense and other operating expenses.  Salaries and employee benefits increased from $461,095 for the three months ended March 31, 2006 when compared to $462,991 for the three months ended March 31, 2007.  Legal and professional fees decreased $34,286 to $81,525 for the three month ended March 31, 2006 from $115,811 for the same period in 2006.  Management continues to strengthen all departments of the Company to meet the new demands of regulatory requirements and strategic plan development.   Other operating expenses decreased $17,601 to $146,452 for the three months ended March 31, 2007 from $164,053 for the same period in 2006.  Most of the other noninterest expense can be accounted for by an increase in occupancy expenses.

Financial Condition

Total assets at March 31, 2007, were $100,821,615, an increase of $3,068,934 or 3.1% compared to 2006 year-end assets of $97,752,681.  Deposits increased to $87,353,776 at March 31, 2007, an increase of $4,850,724 or 5.9% from $82,503,052 at December 31, 2006.  The increase in deposits was mainly due to management’s aggressive efforts to obtain local deposits. Premises and equipment increased to $5,317,635 at March 31, 2007 an increase of $1,518,116 or 40.0% from $3,799,519 at December 31, 2006.  The purchase of a new branch located at 710 South Foothills Plaza Drive, Maryville, Tennessee, accounted for $1,483,258 of the increase in Premises and equipment.  Federal Home Loan Bank Stock was $262,600 at March 31, 2007 compared to $258,800 at December 31, 2006.

The Company places an emphasis on an integrated approach to its balance sheet management.  Significant balance sheet components of loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below.

Loans

Net loans outstanding totaled $79,367,037 at March 31, 2007 compared to $77,059,828 at December 31, 2006.  Commercial and real estate loan growth accounted for almost all of the approximately $2.3 million increase for the first quarter of 2007.

Management feels the overall quality of loans remains solid.  In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection.  At March 31, 2007, there were no loans 90 days or more past due and still accruing interest, while total loans 90 days or more past due and in non-accrual status were $1,415,179.  At December 31, 2006, there we no loans 90 days or more past due and still accruing interest, while total loans 90 days or more past due and in non-accrual status were $1,531,621.

Restricted Equity Investments

Federal Home Loan Bank (FHLB) stock at March 31, 2007 had an amortized cost of $262,600 as compared to an amortized cost of $258,800 at December 31, 2006.   As a member of the FHLB, the Company is required to maintain stock in an amount equal to .15% of total assets and 4% of outstanding FHLB advances.    Federal Home Loan Bank stock is carried at cost under the available-for-sale category.  Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Deposits

Total deposits, which are the principal source of funds for the Company, were $87,353,776 at March 31, 2007, compared to $82,503,052 at December 31, 2006 representing an increase of 5.9%.  The Company has targeted local consumers, professional and commercial businesses as its central clientele, therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.   The Company established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans.   At March 31, 2007 the Company had outstanding advances of $2,090,419 at the Federal Home Loan Bank.

Capital

Equity capital at March 31, 2007 was $8,937,619, an increase of $101,091 from $8,836,528 at December 31, 2006, due to a net profit of $101,091 for the first three months of 2007.

At March 31, 2007, both the Company’s and Bank’s capital ratios were in excess of the regulatory minimums.  Those ratios are as follows:

	Required Minimum Ratio	To be Well Capitalized	Bank	Company
Tier 1 Leverage ratio	4.00%	5.00%	9.31%	9.32%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.82%	10.83%
Total risk-based capital ratio	8.00%	10.00%	11.68%	11.69%

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

At March 31, 2007, approximately 63% of the institution’s gross loans had adjustable rates.  Based on the asset/liability modeling, management believes that these loans reprice at a faster pace than liabilities held at the institution.  Because the majority of the institution’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin.  Floors in the majority of the institution’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at March 31, 2007, had outstanding unused lines of credit and standby letters of credit that totaled approximately $16,460,265.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate Federal funds sold or, on a short-term basis, to purchase Federal funds from other banks and to borrow from the Federal Home Loan Bank.  At March 31, 2007, the Company had established with correspondent banks the ability to purchase Federal funds if needed.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth on pages 10 through 15 of Item 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS is incorporated herein by reference.

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

b)                                    Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.  Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

None.

Item 1A.                RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of the amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 30, 2007.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        None.

(b)       Not applicable.

(c)        No repurchases of Company securities were made during the quarter ended March 31, 2007.

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

BG FINANCIAL GROUP, INC.
(Registrant)

DATE:	May 15, 2007	/s/ J. Robert Grubbs
J. Robert Grubbs
President & Chief Executive Officer

DATE:	May 15, 2007	/s/ T. Don Waddell
T. Don Waddell
Chief Financial Officer