Form 10-Q
period 2007-06-30
American Patriot Financial Group, Inc.
filed 2007-08-14
CIK 1290505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number   000-50771

AMERICAN PATRIOT FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Tennessee	20-0307691
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3095 East Andrew Johnson Highway Greeneville, Tennessee	37745
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (423) 636-1555

BG FINANCIAL GROUP, INC.
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

As of August 1, 2007, there were 2,310,771 shares of common stock, $0.333 par value, issued and outstanding.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

	As of June 30, 2007 (Unaudited)	As of December 31, 2006
ASSETS

Cash and due from banks	$3,105,269	$3,263,969
Federal funds sold	9,578,546	12,224,443
Cash and cash equivalents	12,683,815	15,488,412
Federal Home Loan Bank stock, at cost	258,800	258,800
Loans, net of estimated allowance for loan losses of $604,918 in 2007 and $617,956 in 2006	82,628,681	77,059,828
Premises and equipment, net	5,500,591	3,799,519
Accrued interest receivable	771,805	506,906
Deferred tax assets, net	154,306	166,545
Foreclosed assets	393,900	393,900
Other assets	104,113	78,771
CSV – Life insurance	1,600,000	—
Total Assets	$104,096,011	$97,752,681

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$10,427,649	$9,326,547
Interest-bearing
Money market, interest checking and savings	30,173,204	28,496,934
Time deposits	51,605,988	44,679,571
Total Deposits	92,206,841	82,503,052
Accrued interest payable	494,074	698,825
Securitized borrowings	—	3,099,091
Other liabilities	269,790	247,026
Federal Home Loan Bank advances	2,046,708	2,368,159
Total Liabilities	95,017,413	88,916,153

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,310,771 shares at June 30, 2007 and December 31, 2006	770,256	770,256
Additional paid-in capital	6,932,307	6,932,307
Retained earnings	1,376,035	1,133,965
Total Stockholders’ Equity	9,078,598	8,836,528
Total Liabilities and Stockholders’ Equity	$104,096,011	$97,752,681

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Interest and dividend income:
Loans, including fees	$3,584,623	$2,888,552
Dividends on Federal Home Loan Bank stock	8,262	7,020
Federal funds sold and other	280,310	270,733
Total interest and dividend income	3,873,195	3,166,305

Interest expense:
Deposits	1,765,080	1,240,727
Borrowed funds	38,043	68,363
Total interest expense	1,803,123	1,309,090
Net interest income before provision for loan losses	2,070,072	1,857,215

Provision for loan losses	40,963	99,871
Net interest income after provision for loan losses	2,029,109	1,757,344

Noninterest income:
Service charges on deposit accounts	271,464	126,194
Fees from origination of mortgage loans sold	48,105	43,050
Investment sales commissions	16,377	85,376
Other	10,565	9,187
Total noninterest income	346,511	263,807

Noninterest expense:
Salaries and employee benefits	1,033,836	907,620
Occupancy	262,848	240,900
Advertising	48,807	42,826
Data processing	123,610	107,075
Legal and professional	211,885	217,486
Other operating	298,820	325,182
Total noninterest expense	1,979,806	1,841,089
Income before income taxes	395,814	180,062

Income tax expense	153,744	61,682

Net income	$242,070	$118,380

Basic earnings per common share	$.10	$.05
Diluted earnings per common share	$.10	$.05

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	June 30, 2007	June 30, 2006
Interest and dividend income:
Loans, including fees	$1,865,500	$1,368,036
Dividends on Federal Home Loan Bank stock	4,462	3,553
Federal funds sold and other	167,677	144,862
Total interest and dividend income	2,037,639	1,516,451

Interest expense:
Deposits	939,492	645,593
Borrowed funds	18,282	34,500
Total interest expense	957,774	680,093
Net interest income before provision for (benefit from) loan losses	1,079,865	836,358

Provision for (benefit from) loan losses	(63,401)	150,368
Net interest income after provision for (benefit from) loan losses	1,143,266	685,990

Noninterest income:
Service charges on deposit accounts	143,972	63,510
Fees from origination of mortgage loans sold	13,781	26,959
Investment sales commissions	14,726	41,904
Other	4,672	5,545
Total noninterest income	177,151	137,918

Noninterest expense:
Salaries and employee benefits	545,045	446,525
Occupancy	135,351	126,706
Advertising	29,812	23,099
Data processing	67,905	56,541
Legal and professional	130,360	101,675
Other operating	178,168	161,129
Total noninterest expense	1,086,641	915,675
Income before income taxes	233,776	(91,767)

Income tax expense (benefit)	92,797	(44,803)

Net income (loss)	$140,979	$(46,964)

Basic earnings (loss) per common share	$.06	$(.02)
Diluted earnings (loss) per common share	$.06	$(.02)

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$242,070	$118,380
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	40,963	99,871
Depreciation	121,739	131,447
Write-down of foreclosed assets	28,430	—
Realized loss (gain) on sales of foreclosed repossessed assets	(1,900)	11,418
Deferred income tax expense	12,239	14,128
Net change in:
Accrued interest receivable	(264,899)	422
Other assets	(25,342)	32,174
Other liabilities	22,764	(9,759)
Accrued interest payable	(204,751)	93,431
Net cash (used in) provided by operating activities	(28,687)	491,512

CASH FLOWS FROM INVESTING ACTIVITIES:

Federal Home Loan Bank stock purchases	—	(6,900)
Purchase of life insurance	(1,600,000)	—
Proceeds from sales of foreclosed/repossessed assets	34,900	68,775
Loan originations and principal collections, net	(5,671,246)	(4,517,046)
Additions to premises and equipment	(1,822,811)	(182,212)
Net cash used in investing activities	(9,059,157)	(4,637,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits (non-time deposits)	2,777,372	6,620,427
Net change in time deposits	6,926,417	(4,397,270)
Federal Home Loan Bank advances	—	75,000
Repayment of securitized borrowings	(3,099,091)	—
Federal Home Loan Bank repayments	(321,451)	(92,234)
Net cash provided by financing activities	6,283,247	2,205,923

Net change in cash and cash equivalents	(2,804,597)	(1,939,948)

Cash and cash equivalents at beginning of period	15,488,412	18,273,842

Cash and cash equivalents at end of period	$12,683,815	$16,333,894

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$2,007,873	$1,215,659
Income taxes paid	$182,000	$—

The accompanying notes are an integral part of these consolidated financial statements

	Six Months Ended
	June 30, 2007	June 30, 2006
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Foreclosed/repossessed assets sold during the period and financed through loans	$20,000	$147,741
Loans moved to foreclosed/repossessed assets	$61,429	$177,288

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Summary of Significant Accounting Policies

Nature of Business:

American Patriot Financial Group, Inc. (the “Company”) is a bank holding company whose business is conducted by its wholly-owned subsidiary, American Patriot Bank (the “Bank”).  American Patriot Bank is engaged in the business of originating loans primarily within its lending area, Greeneville and Greene County in Tennessee.  The Bank obtains deposits both inside and outside of its primary lending area.  The Company was organized in October 2003.  The Company had minimal assets, liabilities or operations until January, 2004, when it acquired the Bank in a Plan of Share Exchange whereby the stockholders exchanged their shares of ownership in the Bank for shares of ownership in the Company on a one-for-one basis.  As a part of the Plan of Share Exchange, the Bank became a wholly owned subsidiary of the Company.

The following is a description of the significant policies used in the preparation of the accompanying consolidated financial statements.

Basis of Presentation:

These consolidated financial statements include the accounts of the American Patriot Financial Group, Inc. and its wholly owned subsidiary, American Patriot Bank.  Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Certain amounts from prior period financial statements have been reclassified to conform to current period’s presentation.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The most significant management accounting estimate is the allowance for loan losses.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Note 2.            Stock Options and Awards

On July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”).  This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), which the Company had followed until the adoption of SFAS No. 123R.   The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income.   In anticipation of adopting SFAS No. 123R, on May 17, 2005 the Board of Directors approved that all non-vested employee stock options granted to become fully vested and exercisable as of that date in order to avoid recognition of compensation costs in the consolidated statement of income in future periods.  Any stock options granted after May 17, 2005 are fully exercisable on the date granted.  Accordingly, no compensation cost was recognized prior to the adoption of SFAS No. 123R on July 1, 2005.  No additional options were granted during the period ended June 30, 2007, therefore, no compensation cost is recognized in the consolidated statement of income for the period ended June 30, 2007.  The aggregate intrinsic value of options was $1,089,839 at June 30, 2007.  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option and the quoted market price of the Company’s common stock of $9.00 per common share for the 223,629 options that were in-the-money at June 30, 2007.

Note 3.   Earnings Per Share of Common Stock

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential dilutive common shares outstanding during the period.  Stock options are regarded as potential common shares.  Potential common shares are computed using the treasury stock method.  For the three months ended June 30, 2007, 19,000 options are excluded from the effect of dilutive securities because they are anti-dilutive; 85,344 options are similarly excluded from the effect of dilutive securities for the three months ended June 30, 2006.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007		2006
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)

Basic EPS
Income available to common stockholders	$140,979	2,310,771	$(46,964)	2,310,771

Effect of dilutive securities Stock options outstanding	—	121,008	—	132,031

Diluted EPS
Income available to common shareholders plus assumed conversions	$140,979	2,431,779	$(46,964)	2,442,802

	Six Months Ended June 30,
	2007		2006
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)

Basic EPS
Income available to common stockholders	$242,070	2,310,771	$118,380	2,310,771

Effect of dilutive securities Stock options outstanding	—	120,319	—	139,685

Diluted EPS
Income available to common shareholders plus assumed conversions	$242,070	2,431,090	$118,380	2,450,456

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force on Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, (“EITF 06-04”) which requires employers that enter into endorsement split-dollar life insurance arrangements that provide an employee with a postretirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employer.  Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee’s retirement.  The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability.

The consensus in EIFT 06-4 is effective for fiscal years beginning after December 15, 2007.  The Company intends to adopt EIFT 06-4 effective January 1, 2008.  The Company is currently evaluating the impact this guidance will have on the Company’s financial position and results of operation.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 06-5, Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No.85-47, Accounting for Purchases of Life Insurance (“EIFT 06-05”).  EIFT 06-5 is effective for the fiscal years beginning after December 15, 2006.  EIFT 06-5 pertains to companies with life insurance asset on a company’s balance sheet.  The Company adopted this EIFT effective January 1, 2007 and it did not have a material impact on the Company’s financial position and results of operations.

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

In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS 140”) which requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement.  SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company adopted SFAS 156 on January 1, 2007.  The adoption of SFAS 156 did not have any material impact on the Company’s consolidated financial condition or results of operations.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, Accounting for Stock-Based Compensation.  This statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income.  The revised statement was effective as of the first interim or annual period beginning after September 15, 2005.  In anticipation of adopting SFAS No. 123R, the Company elected to immediately vest all remaining stock options during 2005 to avoid the recognition of compensation costs in the consolidated statement of income in future periods.

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

General

On January 23, 2004, American Patriot Financial Group, Inc. (formerly known as BG Financial Group, Inc.) (“Company”), a bank holding company, acquired all of the outstanding shares of American Patriot Bank (formerly known as Bank of Greeneville) (“Bank”) in a one for one stock exchange.  The Bank is a Tennessee-chartered, FDIC-insured, non-Member commercial bank offering a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumers, commercial and real estate purposes, and is the principal business of the Company. The main office of the Corporation is located at 3095 East Andrew Johnson Highway, Greeneville, Greene County, Tennessee, which is also the main office of the Bank.  This location is a 2.66 acre lot, on which there is a fully operational modular bank unit.  Other full service branch banking offices of the Bank are located at 506 Asheville Highway and 208 West Summer Street, Greeneville, Greene County, Tennessee.  Recently the Bank purchased property in Maryville, Tennessee at 710 South Foothills Plaza Drive.  This location is a 1.17 acre lot, on which there is a 3,272 square foot fully operational brick bank building with drive through facilities and was opened for business on July 9, 2007.  These locations are centrally located and in high traffic/exposure areas.  Automatic teller machines and overnight “deposit drops” are positioned to serve the Bank’s clients.  Additional branches may be established as market opportunities surface.

Liquidity

At June 30, 2007, the Company had liquid assets of approximately $12.7 million in the form of cash and federal funds sold compared to approximately $15.5 million on December 31, 2006.  Management believes that the liquid assets are adequate at June 30, 2007. Additional liquidity should be provided by the growth in deposit accounts and loan repayments.  The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide a credit line if necessary.  Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Company’s short term or long term liquidity.

Results of Operations

The Company had net income of $140,979 or $.06 per share for the quarter ended June 30, 2007 compared to a net loss of $(46,964) or $(.02) per share for the quarter ended June 30, 2006.  Net income for the six months ended June 30, 2007 was $242,070 as compared to a net income of $118,380 for the same period in 2006. Most of the net loss during the quarter ended June 30, 2006 is attributable to additional provision for loan losses made during the period for potential consumer loan losses, and additional specific reserves for commercial loans. During the quarter ended June 20, 2007, the Company recorded a benefit of $(63,401), while recording a provision of $150,368 for the same period in 2006.

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Interest income for the quarter ended June 30, 2007 was $2,037,639 compared to $1,516,451 for the same period in 2006, and total interest expense was $957,774 in 2007 compared to $680,093 in 2006 for the same period.  Interest income for the six months ended June 30, 2007 was $3,873,195, compared to $3,166,305 for the same period in 2006, and total interest expense was $1,803,123 in 2007 compared to $1,309,090 in 2006 for the same period.  The Company pursues local deposits aggressively with attractive interest rates, which has resulted in compression of net interest margin.  The Company benefited from a “catch up” interest payment of $121,082 received from a large loan previously in non accrual status during the six months ended June 30, 2007. Based on the Company’s mix of interest earning assets and interest bearing liabilities, management believes that net interest margin should remain stable or begin to decrease slightly for the remainder of the year.  This assumption is based on a continued rising interest rate environment.  If interest rates remain stable or begin to decline, net interest margin could decline due to competitive pricing of both loans and interest bearing deposits.

Provision for / Benefit from Loan Losses

The provision for (benefit from) loan losses represents a charge (or recovery) to operations necessary to establish an allowance for possible loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The benefit from loan losses during the three month period ended June 30, 2007 was $(63,401), whereas there was a provision of $40,963 for the six month period ended June 30, 2007, as compared to the provision for loan losses of $150,368 and $99,871 for the same periods in 2006.  For the three months ended June 30, 2007, the Bank was able to record a benefit from loan loss provision due to excellent collection efforts on both consumer and commercial loans. During the three and six months ended June 30, 2007, loan charge-offs were $54,267 and $79,961 respectively.  The recoveries for the three and six month periods ended June 30, 2007 were $17,996 and $25,961, respectively.  The allowance for loan losses was $604,918 at June 30, 2007 as compared to $617,956 at December 31, 2006, a decrease of 2.1%.  The allowance was .73% of loans at June 30, 2007.  Management believes the allowance for loan losses at June 30, 2007 to be adequate and will increase during the year to match normal loan growth.

Provision (Benefit) for/from Income Taxes

The Company’s provision for income tax expense for the three and six months ended June 30, 2007 was $92,797 and $153,744, respectively when compared to the benefit from $(44,803) and the provision for $61,682 for the same periods in 2006.  Management believes the provision for income taxes for the period ended June 30, 2007 to be adequate.

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for three and six months ended June 30, 2007 was $177,151 and $346,511, respectively when compared to $137,918 and $263,807 for the same periods in 2006.  The main reason for the increase for the six month period ended June 30, 2006, was an increase in service charges on deposit accounts. Management projects that other fees and commissions and service charges will increase in 2007.

Noninterest Expense

Noninterest expenses totaled $1,086,641 and $1,979,806 for the three and six months ended June 30, 2007, as compared to $915,675 and $1,841,089 for the same periods in 2006.   Salaries and benefits increased $98,520 for the three months ended June 30, 2007, while the six months ended June 30, 2006 increased $126,216, as compared to the same periods in 2006.   The increase was mainly due the addition of key management personnel in anticipation of opening the branch bank in Maryville, Tennessee.  The Maryville branch opened on July 9, 2007. Legal and professional fees increased $28,685 for the three months ended June 30, 2007, while decreasing $5,601 for the six months ended June 30, 2007, as compared to the same periods in 2006.  Management continues to incur additional expenses to meet the demands of regulatory requirements and strategic plan development.   Other operating expenses increased $17,039 for the three months ended June 30, 2007, while decreasing $26,362 for the six months ended June 30, 2007, when compared to the same periods in 2006.  Most of the other operating expense increase can be attributed to increases in occupancy expenses and data processing expense.

Financial Condition

Total assets at June 30, 2007, were $104,096,011, an increase of $6,343,330 or 6.5% compared to 2006 year-end assets of $97,752,681.  Deposits increased to $92,206,841 at June 30, 2007, an increase of $9,703,789 or 11.8% from $82,503,052 at December 31, 2006.  The increase in deposits was mainly due to management’s more aggressive efforts to obtain local deposits. Premises and equipment increased to $5,500,591 at June 30, 2007 an increase of $1,701,072 or 44.8% from $3,799,519 at December 31, 2006.  The purchase of a new branch located at 710 South Foothills Plaza Drive, Maryville, Tennessee, accounted for $1,483,258 of the increase in Premises and equipment.  The Company places an emphasis on an integrated approach to its balance sheet management.  Significant balance sheet components of loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below

Loans

Net loans outstanding totaled $82,628,681 at June 30, 2007 compared to $77,059,828 at December 31, 2006.  Commercial and real estate loan growth accounted for almost all of the approximately $5.6 million increase for the first two quarters of 2007. Management feels the overall quality of loans remains solid.  In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection.  At June 30, 2007, total loans 90 days or more past due and still accruing interest were $0, while total loans in non-accrual status were $898,373.  At December 31, 2006, total loans 90 days or more past due and still accruing interest were $0, while total loans in non-accrual status were $1,531,621.

Restricted Equity Investments

Federal Home Loan Bank (FHLB) stock at June 30, 2007 had an amortized cost and market value of $258,800 as compared to an amortized cost and a market value of $258,800 at December 31, 2006.   As a member of the FHLB, the Company is required to maintain stock in an amount equal to .15% of total assets.  Federal Home Loan Bank stock is carried at cost.  Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Deposits

Total deposits, which are the principal source of funds for the Company, were $92,206,841 at June 30, 2007, compared to $82,503,052 at December 31, 2006, representing an increase of 11.8%.  The Company has targeted local consumers, professional and commercial businesses as its central clientele, therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.   The Company established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans.   At June 30, 2007 the Company had outstanding advances of $2,046,708 at the Federal Home Loan Bank.

Securitized Borrowings

Securitized borrowings were $0 at June 30, 2007, compared to $3,099,091 at December 31, 2006.  Certain loans amounting to $3,099,091 at December 31, 2006 were participated with other banks, but contained prohibited language according to SFAS No. 140. Prior to Statement No. 140, it was not uncommon for participation agreements to contain covenants that restricted the extent of control that a purchasing institution could exercise over loans purchased from another institution.  Under previous guidance, such constraints did not prohibit sale accounting from being used by the seller.  However, under Statement No. 140, such constraints do prohibit sale accounting from being used and thus, the sold portion is accounted for as a secured borrowing on the seller’s financial statements.  This situation arose when a software update (GulfPak) was installed by the Bank.  The update contained the prohibited language according to Statement No. 140.  The Bank was unaware of this change until discovered in April 2007.  This language was corrected and agreed to by all banks participating in the various loans.

Capital

Equity capital at June 30, 2007 was $9,078,598, an increase of $242,070 from $8,836,528 at December 31, 2006, due to a net profit of $242,070 for the first six months of 2007.

At June 30, 2007, both the Company’s and Bank’s capital ratios were in excess of the regulatory minimums.  Those ratios are as follows:

	Required Minimum Ratio	To be Well Capitalized	Bank	Company
Tier 1 Leverage ratio	4.00%	5.00%	8.85%	8.85%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.41%	10.41%
Total risk-based capital ratio	8.00%	10.00%	11.11%	11.11%

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

At June 30, 2007, approximately 67% of the Company’s gross loans had adjustable rates.  Based on the asset/liability modeling, management believes that these loans reprice at a faster pace than liabilities held by the Company.  Because the majority of the Company’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin.  Floors in the majority of the Company’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at June 30, 2007, had outstanding unused lines of credit and standby letters of credit that totaled approximately $13,299,631.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate Federal funds sold or, on a short-term basis, to purchase Federal funds from other banks and to borrow from the Federal Home Loan Bank.  At June 30, 2007, the Company had established with correspondent banks the ability to purchase Federal funds if needed.

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

b) Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 17, 2007.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     None.

(b)    Not applicable.

(c)     No repurchases of Company securities were made during the quarter ended June 30, 2007.

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

Item 3.     DEFAULTS UPON SENIOR SECURITIES

(a)     None.

(b) None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The annual meeting of the Company’s shareholders was held June 6, 2007.

(b)    The following members of the board of directors were each re-elected as Class III directors to serve for an additional three-year term or until their respective successors are duly elected and qualified:

William J. Smead

Roger A. Woolsey

The term of office for the following members of the board of directors continued after the meeting:  J. Robert Grubbs and Leonard B. Lawson (Class I); Don E. Claiborne and Wendy C. Warner (Class II).

(c)        (1)    The following directors were elected by the following tabulation:

Name	Number of Shares Voting	For	Against	Abstain	Broker Non-Votes

William J. Smead	1,244,324	1,233,934	10,390	0	0
Roger A. Woolsey	1,244,324	1,233,934	10,390	0	0

(2)          The ratification of an amendment to the Company’s charter to change the name of the Company to American Patriot Financial Group, Inc. was as follows:

Number of Shares Voting	For	Against	Abstain	Broker Non-Votes

1,244,324	1,198,069	14,940	31,315	0

(d)   None.

Item 5.    OTHER INFORMATION

(a)        On June 1, 2007, the Bank entered a Change of Control Agreement with Mr. Grubbs, which provides that Mr. Grubbs will receive a payment in the event of a change of control of the Company, equal to $1.00 less than three times his average annual compensation for the most recent five years preceding a change of control.

On June 1, 2007, the Bank entered an Employment Terms Agreement with Mr. Simmerly and the agreement was amended and the Company was added as a party to the agreement on July 2, 2007.  Pursuant to this agreement, Mr. Simmerly will receive annual compensation of $150,000 base salary, and be eligible to participate in an incentive program providing an earning potential equivalent of up to 40% of annual base salary, based on corporate performance goals. He will also receive director fees, currently consisting of a $6,000 annual retainer and $500 per board meeting attended, and will be provided an automobile that is owned by the Bank. Mr. Simmerly will also participate in the Company’s stock appreciation rights plan.

Also on June 1, 2007, the Bank entered a Change of Control Agreement with Mr. Simmerly, which provides that Mr. Simmerly will receive a payment in the event of a change of control of the Company, equal to $1.00 less than three times his average annual compensation for the most recent five years preceding a change of control.

(b)   None.

Item 6.    EXHIBITS.

Index to Exhibits.

Exhibit No.	Description
2.1*	Articles of Share Exchange of American Patriot Bank and American Patriot Financial Group, Inc.
2.2*	Plan of Share Exchange of American Patriot Bank and American Patriot Financial Group, Inc.

3.1	Charter of American Patriot Financial Group, Inc., as amended (restated for SEC electronic filing purposes only).
3.2*	Bylaws of American Patriot Financial Group, Inc.

10.1**	Stock Option Agreement between American Patriot Bank and J. Robert Grubbs
10.2**	Stock Option Agreement between American Patriot Bank and T. Don Waddell
10.3	Change of Control Agreement between American Patriot Bank and J. Robert Grubbs dated June 1, 2007.
10.4	Employment Terms Agreement between American Patriot Bank, American Patriot Financial Group, Inc. and Jerry A. Simmerly dated June 1, 2007 and amended July 2, 2007.
10.5	Change of Control Agreement between American Patriot Bank and Jerry A. Simmerly dated June 1, 2007.
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to a Form 8-K filed by American Patriot Financial Group, Inc. (formerly known as BG Financial Group, Inc.) with the Securities and Exchange Commission on May 21, 2004, and incorporated herein by reference.

**Previously filed as an exhibit to American Patriot Bank’s (formerly known as Bank of Greeneville) Registration Statement on Form 10-SB, as filed with the Federal Deposit Insurance Corporation on April 27, 2002, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PATRIOT FINANCIAL GROUP, INC.
(Registrant)

DATE:	August 14, 2007	/s/ J. Robert Grubbs
J. Robert Grubbs
Chairman & Chief Executive Officer

DATE:	August 14, 2007	/s/ T. Don Waddell
T. Don Waddell
Chief Financial Officer