Form 10-Q
period 2007-09-30
American Patriot Financial Group, Inc.
filed 2007-11-14
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007, there were 2,314,091 shares of common stock, $0.333 par value, issued and outstanding.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

	As of	As of
	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash and due from banks	$3,688,653	$3,263,969
Federal funds sold	10,779,171	12,224,443
Cash and cash equivalents	14,467,824	15,488,412
Federal Home Loan Bank stock, at cost	258,800	258,800
Loans, net of estimated allowance for loan losses of $605,765 in 2007 and $617,956 in 2006	87,897,582	77,059,828
Premises and equipment, net	5,610,076	3,799,519
Accrued interest receivable	635,276	506,906
Deferred tax assets, net	145,445	166,545
Foreclosed assets	460,745	393,900
Other assets	135,068	78,771
CSV – Life insurance	2,219,308	—
Total Assets	$111,830,124	$97,752,681

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$10,818,249	$9,326,547
Interest-bearing
Money market, interest checking and savings	33,108,625	28,496,934
Time deposits	55,921,730	44,679,571
Total Deposits	99,848,604	82,503,052
Accrued interest payable	563,580	698,825
Securitized borrowings	—	3,099,091
Other liabilities	329,236	247,026
Federal Home Loan Bank advances	2,002,658	2,368,159
Total Liabilities	102,744,078	88,916,153

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,314,091 shares at September 30, 2007 and 2,310,771 shares at December 31, 2006	771,362	770,256
Additional paid-in capital	6,942,260	6,932,307
Retained earnings	1,372,424	1,133,965
Total Stockholders’ Equity	9,086,046	8,836,528
Total Liabilities and Stockholders’ Equity	$111,830,124	$97,752,681

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006

Interest and dividend income:
Loans, including fees	$5,540,497	$4,446,807
Dividends on Federal Home Loan Bank stock	12,502	10,664
Federal funds sold and other	412,558	428,986
Total interest and dividend income	5,965,557	4,886,457

Interest expense:
Deposits	2,770,043	1,971,983
Borrowed funds	55,969	90,728
Total interest expense	2,826,012	2,062,711
Net interest income before provision for loan losses	3,139,545	2,823,746

Provision for loan losses	132,811	39,075
Net interest income after provision for loan losses	3,006,734	2,784,671

Noninterest income:
Service charges on deposit accounts	409,871	184,805
Fees from origination of mortgage loans sold	64,337	72,849
Investment sales commissions	54,326	107,486
Other	17,657	1,706
Total noninterest income	546,191	366,846

Noninterest expense:
Salaries and employee benefits	1,649,589	1,341,232
Occupancy	439,463	369,903
Advertising	87,165	65,691
Data processing	200,849	158,294
Legal and professional	255,223	291,128
Other operating	549,016	476,284
Total noninterest expense	3,181,305	2,702,532
Income before income taxes	371,620	448,985

Income tax expense	133,161	176,541

Net income	$238,459	$272,444

Basic earnings per common share	$.10	$.12
Diluted earnings per common share	$.10	$.11

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	September 30, 2007	September 30, 2006

Interest and dividend income:
Loans, including fees	$1,955,874	$1,558,255
Dividends on Federal Home Loan Bank stock	4,240	3,644
Federal funds sold and other	132,248	158,253
Total interest and dividend income	2,092,362	1,720,152

Interest expense:
Deposits	1,004,963	731,256
Borrowed funds	17,926	22,365
Total interest expense	1,022,889	753,621
Net interest income before provision for (benefit from) loan losses	1,069,473	966,531

Provision for (benefit from) loan losses	91,848	(60,796)
Net interest income after provision for (benefit from) loan losses	977,625	1,027,327

Noninterest income:
Service charges on deposit accounts	138,407	58,611
Fees from origination of mortgage loans sold	16,232	29,799
Investment sales commissions	37,949	22,110
Other	7,092	—
Total noninterest income	199,680	110,520

Noninterest expense:
Salaries and employee benefits	615,753	433,612
Occupancy	176,615	129,003
Advertising	38,358	22,865
Data processing	77,239	51,219
Legal and professional	43,338	73,642
Other operating	250,196	158,583
Total noninterest expense	1,201,499	868,924
Income (loss) before income taxes	(24,194)	268,923

Income tax expense (benefit)	(20,583)	114,859

Net income (loss)	$(3,611)	$154,064

Basic earnings (loss) per common share	$(.00)	$.07
Diluted earnings (loss) per common share	$(.00)	$.06

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$238,459	$272,444
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	132,811	39,075
Depreciation	194,886	197,638
Write-down of foreclosed assets	38,137	—
Realized loss on sales of foreclosed/repossessed assets	12,500	27,088
Deferred income tax expense	21,100	38,381
Net change in:
Accrued interest receivable	(128,370)	(43,220)
Other assets	(56,297)	66,193
Other liabilities	82,210	82,006
Accrued interest payable	(135,245)	235,968
Net cash provided by operating activities	400,191	915,573

CASH FLOWS FROM INVESTING ACTIVITIES:

Federal Home Loan Bank stock purchases	—	(10,500)
Cash value of life insurance	(2,219,308)	—
Proceeds from sales of foreclosed/repossessed assets	34,900	138,267
Loan originations and principal collections, net	(11,122,947)	(5,888,871)
Additions to premises and equipment	(2,005,443)	(227,580)
Net cash used in investing activities	(15,312,798)	(5,988,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits (non-time deposits)	6,103,393	9,466,834
Net change in time deposits	11,242,159	(5,636,094)
Repayment of securitized borrowings	(3,099,091)	—
Federal Home Loan Bank repayments	(365,501)	(1,763,884)
Issuance of stock	11,059	—
Net cash provided by financing activities	13,892,019	2,066,856

Net change in cash and cash equivalents	(1,020,588)	(3,006,255)

Cash and cash equivalents at beginning of period	15,488,412	18,273,842

Cash and cash equivalents at end of period	$14,467,824	$15,267,587

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$2,961,257	$1,826,743
Income taxes paid	$182,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended
	September 30, 2007	September 30, 2006

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Foreclosed/repossessed assets sold during the period and financed through loans	$20,000	$204,203
Loans moved to foreclosed/repossessed assets	$152,382	$184,779

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form
10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts from prior period financial statements have been reclassified to conform to current period’s presentation.

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

Note 2.   Stock Options and Awards

On July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), which the Company had followed until the adoption of SFAS No. 123R. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income. In anticipation of adopting SFAS No. 123R, on May 17, 2005 the Board of Directors approved that all non-vested employee stock options granted to become fully vested and exercisable as of that date in order to avoid recognition of compensation costs in the consolidated statement of income in future periods. Any stock options granted after May 17, 2005 are fully exercisable on the date granted. Accordingly, no compensation cost was recognized prior to the adoption of SFAS No. 123R on July 1, 2005. No additional options were granted during the period ended September 30, 2007, therefore, no compensation cost is recognized in the consolidated statement of income for the period ended September 30, 2007. The aggregate intrinsic value of options was $960,822 at September 30, 2007. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option and the quoted market price of the Company’s common stock of $8.50 per common share for the 220,309 options that were in-the-money at September 30, 2007.

Note 3.   Earnings Per Share of Common Stock

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential dilutive common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and nine months ended September 30, 2007, 19,000 options are excluded from the effect of dilutive securities because they are anti-dilutive; 19,000 options are similarly excluded from the effect of dilutive securities for the three and nine months ended September 30, 2006.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007		2006
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common stockholders	$(3,611)	2,311,474	$154,064	2,310,771

Effect of dilutive securities Stock options outstanding	—	106,299	—	133,523

Diluted EPS
Income available to common shareholders plus assumed conversions	$(3,611)	2,417,773	$154,064	2,444,294

	Nine Months Ended September 30,
	2007		2006
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common stockholders	$238,459	2,311,474	$272,444	2,310,771

Effect of dilutive securities Stock options outstanding	—	114,622	—	148,234

Diluted EPS
Income available to common shareholders plus assumed conversions	$238,459	2,426,096	$272,444	2,459,005

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

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 became effective for fiscal years beginning after December 15, 2006. FIN 48 applies to all income tax positions subject to FASB Statement No. 109, Accounting for Income Tax (“SFAS 109”), including tax positions considered to be routine and those with a high degree of uncertainty. FIN 48 did not have a material impact on the Company’s consolidated financial statements.

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

The consensus in EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company intends to adopt EITF 06-4 effective January 1, 2008. The Company is currently evaluating the impact this guidance will have on the Company’s financial position and results of operation.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 06-5, Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No.85-47, Accounting for Purchases of Life Insurance (“EITF 06-05”). EITF 06-5 is effective for the fiscal years beginning after December 15, 2006. EITF 06-5 pertains to companies with life insurance asset on a company’s balance sheet. The Company adopted this EITF effective January 1, 2007 and it did not have a material impact on the Company’s financial position and results of operations.

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

In March 2007, the EITF reached a final consensus on Issue No. 06-10 (“EITF 06-10”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.”  EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No. 12. EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 are effective for the Company on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or as a change in accounting principle through retrospective application to all prior periods. The Company does not expect adoption of EITF 06-10 to have a significant impact on its consolidated financial statements, results of operations or liquidity.

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

Liquidity

At September 30, 2007, the Company had liquid assets of approximately $14.5 million in the form of cash and federal funds sold compared to approximately $15.5 million on December 31, 2006. Management believes that the liquid assets are adequate at September 30, 2007. Additional liquidity should be provided by the growth in deposit accounts and loan repayments. The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide a credit line if necessary. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Company’s short term or long term liquidity.

Results of Operations

The Company had a net loss of $3,611 or $.00 per share for the quarter ended September 30, 2007 compared to net income of $154,064 or $.07 per share for the quarter ended September 30, 2006. Net income for the nine months ended September 30, 2007 was $238,459 as compared to a net income of $272,444 for the same period in 2006. Most of the net loss during the quarter ended September 30, 2007 is attributable to additional expenses incurred due to the startup of the new Maryville Branch.

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Interest income for the quarter ended September 30, 2007 was $2,092,362 compared to $1,720,152 for the same period in 2006, and total interest expense was $1,022,889 in 2007 compared to $753,621 in 2006 for the same period. Interest income for the nine months ended September 30, 2007 was $5,965,557, compared to $4,886,457 for the same period in 2006, and total interest expense was $2,826,012 in 2007 compared to $2,062,711 in 2006 for the same period. The Company pursues local deposits aggressively with attractive interest rates, which has resulted in compression of net interest margin. The Company benefited from a “catch up” interest payment of $121,082 received from a large loan previously in non accrual status during the nine months ended September 30, 2007. Based on the Company’s mix of interest earning assets and interest bearing liabilities, management believes that net interest margin should remain stable or begin to decrease slightly for the remainder of the year. If interest rates remain stable or continue to decline, net interest margin could decline due to competitive pricing of both loans and interest bearing deposits.

Provision for / Benefit from Loan Losses

The provision for (benefit from) loan losses represents a charge (or recovery) to operations necessary to establish an allowance for possible loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses during the three month and nine month period ended September 30, 2007 was $91,848 and $132,811, respectively. The benefit from loan losses during the three month period ended September 30, 2006 was $60,796, whereas there was a provision of $39,075 for the nine month period ended September 30, 2006. For the three months ended September 30, 2006, the Bank was able to record a benefit from loan loss provision due to excellent collection efforts on both consumer and commercial loans. During the three and nine months ended September 30, 2007, loan charge-offs were $101,522 and $181,483 respectively. The recoveries for the three and nine month periods ended September 30, 2007 were $10,520 and $36,481, respectively. The allowance for loan losses was $605,765 at September 30, 2007 as compared to $617,956 at December 31, 2006, a decrease of 2.0%. The allowance was .68% of loans at September 30, 2007. Management believes the allowance for loan losses at September 30, 2007 to be adequate and will increase during the year to match normal loan growth.

Provision for/Benefit from Income Taxes

The Company had a benefit from income taxes of $20,583 for the three months ended September 30, 2007, whereas a provision for income tax expense of $133,161 for the nine months ended September 30, 2007 was recognized. This compares to a provision for income tax expense of $114,859 and $176,541 for the three and nine months ended September 30, 2006, respectively. Management believes the provision for income taxes for the period ended September 30, 2007 to be adequate.

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions. Total noninterest income for three and nine months ended September 30, 2007 was $199,680 and $546,191, respectively when compared to $110,520 and $366.846 for the same periods in 2006. The main reason for the increase for the three and nine month periods ended September 30, 2007, was an increase in service charges on deposit accounts. The increase in service charges was driven by a new program called “Bounce Protection.”  This program pays customer check overdrafts, up to a predetermined limit, for a service charge on each overdraft incurred by the customer. Management projects that other fees and commissions and service charges will increase in 2007.

Noninterest Expense

Noninterest expenses totaled $1,201,499 and $3,181,305 for the three and nine months ended September 30, 2007, as compared to $868,924 and $2,702,532 for the same periods in 2006. Salaries and benefits increased $182,141 and $308,357 for the three and nine months ended September 30, 2007, respectively, when compared to the same periods for 2006. The increase was mainly due to the addition of key management personnel in anticipation of opening the branch bank in Maryville, Tennessee. The Maryville branch opened on July 9, 2007. Occupancy expenses increased $47,612 and $69,560 for the three and nine months ended September 30, 2007, respectively, when compared to the same periods in 2006. Other operating expenses increased $91,613 and $72,732 for the three and nine months ended September 30, 2007 when compared to the same periods in 2006. Most of the noninterest expense increases can be attributed to the opening of the new branch, which required new stationery, printing and advertising. Sharp increases in Federal Deposit Insurance are another major contributing factor in the increase in other noninterest expense.

Financial Condition

Total assets at September 30, 2007, were $111,830,124, an increase of $14,077,443 or 14.4% compared to 2006 year-end assets of $97,752,681. Deposits increased to $99,848,604 at September 30, 2007, an increase of $17,345,552 or 21.0% from $82,503,052 at December 31, 2006. The increase in deposits was mainly due to management’s more aggressive efforts to obtain local deposits. Premises and equipment increased to $5,610,076 at September 30, 2007 an increase of $1,810,557 or 47.7% from $3,799,519 at December 31, 2006. The purchase of a new branch located at 710 South Foothills Plaza Drive, Maryville, Tennessee, accounted for most of the increase in Premises and equipment. The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are discussed below.

Loans

Net loans outstanding totaled $87,897,582 at September 30, 2007 compared to $77,059,828 at December 31, 2006. Commercial and real estate loan growth accounted for almost all of the approximately $10.8 million increase for the first three quarters of 2007. Management feels the overall quality of loans remains solid. In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection. At September 30, 2007, total loans 90 days or more past due and still accruing interest were $0, while total loans in non-accrual status were $555,404. At December 31, 2006, total loans 90 days or more past due and still accruing interest were $0, while total loans in non-accrual status were $1,531,621.

Restricted Equity Investments

Federal Home Loan Bank (FHLB) stock at September 30, 2007 had an amortized cost and market value of $258,800 as compared to an amortized cost and a market value of $258,800 at December 31, 2006. As a member of the FHLB, the Company is required to maintain stock in an amount equal to .15% of total assets. Federal Home Loan Bank stock is carried at cost. Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Deposits

Total deposits, which are the principal source of funds for the Company, were $99,848,604 at September 30, 2007, compared to $82,503,052 at December 31, 2006, representing an increase of 21.0%. The Company has targeted local consumers, professional and commercial businesses as its central clientele, therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers. The Company established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans. At September 30, 2007 the Company had outstanding advances of $2,002,658 at the Federal Home Loan Bank.

Securitized Borrowings

Securitized borrowings were $0 at September 30, 2007, compared to $3,099,091 at December 31, 2006. Certain loans amounting to $3,099,091 at December 31, 2006 were participated with other banks, but contained prohibited language according to SFAS No. 140. Prior to Statement No. 140, it was not uncommon for participation agreements to contain covenants that restricted the extent of control that a purchasing institution could exercise over loans purchased from another institution. Under previous guidance, such constraints did not prohibit sale accounting from being used by the seller. However, under Statement No. 140, such constraints do prohibit sale accounting from being used and thus, the sold portion is accounted for as a secured borrowing on the seller’s financial statements. This situation arose when a software update (GulfPak) was installed by the Bank. The update contained the prohibited language according to Statement No. 140. The Bank was unaware of this change until discovered in April 2007. This language was corrected and agreed to by all banks participating in the various loans.

Capital

Equity capital at September 30, 2007 was $9,086,046, an increase of $249,518 from $8,836,528 at December 31, 2006, due to a net profit of $238,459 for the first nine months of 2007, and the issuance of 3,320 shares of common stock pursuant to the exercise of stock options for $11,059.

At September 30, 2007, both the Company’s and Bank’s capital ratios were in excess of the regulatory minimums. Those ratios are as follows:

	Required Minimum Ratio	To be Well Capitalized	Bank	Company
Tier 1 Leverage ratio	4.00%	5.00%	8.47%	8.61%
Tier 1 risk-based capital ratio	4.00%	6.00%	9.96%	10.02%
Total risk-based capital ratio	8.00%	10.00%	10.62%	10.69%

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

At September 30, 2007, approximately 69% of the Company’s gross loans had adjustable rates. Based on the asset/liability modeling, management believes that these loans reprice at a faster pace than liabilities held by the Company. Because the majority of the Company’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin. Floors in the majority of the Company’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at September 30, 2007, had outstanding unused lines of credit and standby letters of credit that totaled approximately $18,230,734. These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements. The Company has the ability to liquidate Federal funds sold or, on a short-term basis, to purchase Federal funds from other banks and to borrow from the Federal Home Loan Bank. At September 30, 2007, the Company had established with correspondent banks the ability to purchase Federal funds if needed.

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

b)            Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   3,320 shares of the Company’s common stock were issued during the quarter ended September 30, 2007 as a result of the exercise of the following stock options:

Date Exercised	Number of Shares	Exercise Price

July 10, 2007	2,220	$3.33
September 21, 2007	1,100	$3.33

The aggregate proceeds of the shares sold were $11,059.

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

(b)   Not applicable.

(c)   No repurchases of Company securities were made during the quarter ended September 30, 2007.

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

Item 3.    DEFAULTS UPON SENIOR SECURITIES

(a)   None.

(b)   None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    OTHER INFORMATION

(a)   None.

(b)  None.

Item 6.    EXHIBITS.

Index to Exhibits.

Exhibit No.	Description

2.1*	Articles of Share Exchange of American Patriot Bank and American Patriot Financial Group, Inc.
2.2*	Plan of Share Exchange of American Patriot Bank and American Patriot Financial Group, Inc.

3.1*	Charter of American Patriot Financial Group, Inc.
3.2*	Bylaws of American Patriot Financial Group, Inc.

10.1**	Stock Option Agreement between American Patriot Bank and J. Robert Grubbs
10.2**	Stock Option Agreement between American Patriot Bank and T. Don Waddell

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to a Form 8-K filed by American Patriot Financial Group, Inc. with the Securities and Exchange Commission on May 21, 2004, and incorporated herein by reference.

** Previously filed as an exhibit to American Patriot Bank’s Registration Statement on Form 10-SB, as filed with the Federal Deposit Insurance Corporation on April 27, 2002, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PATRIOT FINANCIAL GROUP, INC.
(Registrant)

DATE:	November 14, 2007	/s/ J. Robert Grubbs
J. Robert Grubbs
Chief Executive Officer

DATE:	November 14, 2007	/s/ T. Don Waddell
T. Don Waddell
Chief Financial Officer