Form 10-K
period 2007-12-31
American Patriot Financial Group, Inc.
filed 2008-03-31
CIK 1290505

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to                                 .

Commission File Number 000-50771

American Patriot Financial Group, Inc.
(Exact name of registrant as specified in Charter)

Tennessee	62-1852691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3095 East Andrew Johnson Highway, Greeneville, Tennessee (Address of principal executive office)	37745 (Zip Code)

Registrant's telephone number, including area code (423) 636-1555

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at March 20, 2008 was $12,073,176, based upon the average sale price on that date.

         As of March 21, 2008, there were 2,314,391 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III—Definitive Proxy Statement involving the election of directors at the annual meeting of shareholders to be held May 20, 2008.

PART I

ITEM 1.    BUSINESS

General

        American Patriot Financial Group, Inc. (the "Corporation" or "we" or "us") is a one-bank holding company formed as a Tennessee corporation to own the shares of American Patriot Bank (the "Bank"). The Corporation was incorporated on October 10, 2003, for the purpose of acquiring 100% of the shares of the Bank by means of a share exchange, and becoming a registered bank holding company under the Federal Reserve Act. The share exchange was completed on January 23, 2004. The activities of the Corporation are subject to the supervision of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The offices of the Corporation are the same as the principal office of the Bank. The Bank is the only subsidiary of the Corporation.

        American Patriot Bank commenced operations as a state chartered bank on July 9, 2001. The Bank has total assets of approximately $117 million at December 31, 2007. The Bank's deposit accounts are insured by the FDIC, up to the maximum applicable limits thereof. The Bank is not a member of the Federal Reserve System.

        The Bank's customer base consists primarily of small to medium-sized business retailers, manufacturers, distributors, contractors, professionals, service businesses and local residents. The Bank offers a full range of competitive retail and commercial banking services. The deposit services offered include various types of checking accounts, savings accounts, money market investment accounts, certificates of deposits, and retirement accounts. Lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small and medium size businesses and professionals, and letters of credit. The Bank also offers safe deposit boxes of various sizes. The Bank issues VISA and MasterCard credit cards and is a merchant depository for cardholder drafts under both types of credit cards. The Bank offers its customers drive-through banking services at its offices and automated teller machines ("ATMs"). The Bank has trust powers but does not have a trust department.

        The Bank is subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee ("TDFI") and the Federal Deposit Insurance Corporation ("FDIC").

        The Corporation's and the Bank's principal executive offices are both located at 3095 East Andrew Johnson Highway, Greeneville, Tennessee 37745, and its telephone number is (423) 636-1555.

Market Area and Competition

        All phases of the Bank's business are highly competitive. The Bank is subject to intense competition from various financial institutions and other companies or firms that offer financial services. The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and issuers of commercial paper and other securities, such as money-market and mutual funds. In making loans, the Bank is expected to compete with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies, and other lenders.

        The Bank's primary market area is Greene County and Blount County, Tennessee. In Greene County as of June 30, 2007, there were 7 banks and 1 savings and loan institution, with at least 26 offices actively engaged in banking activities, including 3 major state-wide financial institutions, with a total of $1.1 billion in deposits. In Blount County as of June 30, 2007, there were 11 banks and 1 savings and loan institution with at least 45 offices actively engaged in banking activities, including 4 major state-wide financial institutions, with a total of $1.6 billion in deposits. In addition, there are numerous credit unions, finance companies, and other financial services providers.

Employees

        At December 31, 2007, the Bank employed 43 persons on a full-time basis, and 6 persons on a part-time basis. The Bank's employees are not represented by any union or other collective bargaining agreement and the Bank believes its employee relations are satisfactory.

Supervision and Regulation

  Bank Holding Company Regulation

        The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and is registered with the Federal Reserve Board. Its banking subsidiaries are subject to restrictions under federal law which limit the transfer of funds by the subsidiary banks to their respective holding companies and nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by any subsidiary bank to its holding company or any non-banking subsidiary are limited in amount to 10% of the subsidiary bank's capital and surplus and, with respect to the Corporation and all such nonbanking subsidiaries, to an aggregate of 20% of such bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. The Holding Company Act also prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non banking activities. An exception to this prohibition is for activities expressly found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto or financial in nature.

        As a bank holding company, the Corporation is required to file with the Federal Reserve Board semi-annual reports and such additional information as the Federal Reserve Board may require. The Federal Reserve Board also makes examinations of the Corporation.

        According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Furthermore, in the event of a loss suffered or anticipated by the FDIC—either as a result of default of a banking or thrift subsidiary of the Corporation or related to FDIC assistance provided to a subsidiary in danger of default—the other banking subsidiaries of the Corporation may be assessed for the FDIC's loss, subject to certain exceptions.

        Various federal and state statutory provisions limit the amount of dividends the subsidiary banks can pay to their holding companies without regulatory approval. The payment of dividends by any bank also may be affected by other factors, such as the maintenance of adequate capital for such subsidiary bank. In addition to the foregoing restrictions, the Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Furthermore, the TDFI also has authority to prohibit the payment of dividends by a Tennessee bank when it determines such payment to be an unsafe and unsound banking practice.

        A bank holding company and its subsidiaries are also prohibited from acquiring any voting shares of, or interest in, any banks located outside of the state in which the operations of the bank holding company's subsidiaries are located, unless the acquisition is specifically authorized by the statutes of the state in which the target is located. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision of any property or service. Thus, an affiliate of a bank holding company may not extend credit, lease or sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer must obtain or provide some additional credit, property or services from or to its bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.

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

Capital Guidelines

        The Federal Reserve Board has risk based capital guidelines for bank holding companies and member banks. Under the guidelines, the minimum ratio of capital to risk weighted assets (including certain off balance sheet items, such as standby letters of credit) is 8%. To be considered a "well capitalized" bank or bank holding company under the guidelines, a bank or bank holding company must have a total risk based capital ratio in excess of 10%. At December 31, 2007, on a pro forma basis, the Corporation would have been sufficiently capitalized to be considered "well capitalized."

        At least half of the total capital is to be comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments ("Tier I capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock not qualifying for Tier I capital, and a limited amount of loan loss reserves ("Tier II capital"). The Bank is subject to similar capital requirements adopted by the FDIC. In addition, the Federal Reserve Board, and the FDIC have adopted a minimum leverage ratio (Tier I capital to total assets) of 3% (or 4% if the bank's CAMEL rating is below "1"). Generally, banking organizations are expected to operate well above the minimum required capital level of 3% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 3%, plus an additional cushion of at least 1% to 2%. Most community banks are encouraged to maintain a minimum leverage ratio of 6.5% to 7.0%; the Bank's leverage ratio at December 31, 2007, was 7.66%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets.

        Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

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

        Because the Corporation's common stock is registered with the SEC, it is subject to the requirements of this legislation. At the present time, and subject to the final rules and regulations to be adopted and issued by the SEC, management anticipates that the Corporation will incur additional expense as a result of the act but does not expect that the Corporation's compliance will have a material impact on its business. To the extent that the Corporation has already implemented the requirements of this legislation and the related regulations, compliance has been accomplished with existing Corporation personnel and the hiring of additional outside consultants.

        The Corporation files periodic reports with the SEC. The public may read and copy any materials the Corporation files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information regarding the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Corporation that the Corporation files electronically with the SEC. This information may be found at www.sec.gov.

Bank Regulation

        The Bank is a Tennessee state-chartered bank and is subject to the regulations of and supervision by the FDIC as well as the TDFI, Tennessee's state banking authority. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

        General.    The Bank, as a Tennessee state chartered bank, is subject to primary supervision, periodic examination and regulation by the Commissioner of the TDFI ("Commissioner") and the FDIC. If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a Bank's deposit insurance. The Commissioner has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired.

        The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.

        Various requirements and restrictions under the laws of the State of Tennessee and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, the Bank is required to maintain certain levels of capital.

        Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the types of investments which may be made. The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. All Tennessee banks must become and remain insured banks under the FDIA ("Federal Deposit Insurance Act"). (See 12 U.S.C. §1811, et seq.).

        Payment of Dividends.    The Bank is subject to the Tennessee Banking Act, which limits a bank's ability to pay dividends. The payment of dividends by any bank is dependent upon its earnings and financial condition and subject to the statutory power of certain federal and state regulatory agencies to act to prevent what they deem unsafe or unsound banking practices. The payment of dividends could, depending upon the financial condition of the Bank, be deemed to constitute such an unsafe or unsound banking practice. Under Tennessee law, the board of directors of a state bank may not declare dividends in any calendar year that exceeds the total of its retained net income of the preceding two (2) years without the prior approval of the TDFI. The FDIA prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC. The Bank is also subject to the minimum capital requirements of the FDIC which impact the Bank's ability to pay dividends. If the Bank fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements.

        If, in the opinion of the applicable federal bank regulatory authority, a depository institution is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve Board, the Comptroller of the Currency and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

        The payment of dividends by the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

        FIRREA.    Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") on August 9, 1989. FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonable expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Bank) up to $1 million per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, principal shareholders and the interests of these individuals. Other violations may result in civil money penalties of $5,000 to $30,000 per day or in criminal fines and penalties. In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.

        FDICIA.    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the FDIA and made revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take "prompt corrective action" in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a FDIC-insured depository institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk adjusted Tier 1 Capital Ratio of at least 6% and a Total Risk-Based Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

        FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

        The Bank believes that at December 31, 2007, the Bank was well capitalized under the criteria discussed above.

        FDICIA contains numerous other provisions, including accounting, audit and reporting requirements, termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches.

        Various other legislation, including proposals to revise the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The TDFI and FDIC will examine the Bank periodically for compliance with various regulatory requirements. Such examinations, however, are for the protection of the Deposit Insurance Fund ("DIF") and for depositors, and not for the protection of investors and shareholders.

        Interstate Act.    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, permits on an interstate basis (i) bank holding company acquisitions commencing one year after enactment of banks of a minimum age of up to five years as established by state law in any state, (ii) mergers of national and state banks after May 31, 1997 unless the home state of either bank has opted out of the interstate bank merger provision, (iii) branching de novo by national and state banks if the host state has opted-in to this provision of the Interstate Act, and (iv) certain bank agency activities after one year after enactment. The Interstate Act contains a 30% intrastate deposit cap, except for the initial acquisition in the state, restriction that applies to certain interstate acquisitions unless a different intrastate cap has been adopted by the applicable state pursuant to the provisions of the Interstate Act and a 10% national deposit cap restriction. Tennessee has opted-in to the Interstate Act. Management cannot predict the extent to which the business of the Bank may be affected. Tennessee has also adopted legislation allowing banks to acquire branches across state lines subject to certain conditions, including the availability of similar legislation in the other state.

        Brokered Deposits and Pass-Through Insurance.    The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance. Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because it believes that the Bank was well capitalized as of December 31, 2007, the Bank believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

        FDIC Insurance Premiums.    The Bank is required to pay semiannual FDIC deposit insurance assessments to the Deposit Insurance Fund ("DIF"). The FDIC merged the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") to form the DIF on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Under the rule adopted by the FDIC in November 2006, beginning in 2007, the FDIC will place each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Currently, rates range between $.05 and $.43 per $100 in assessable deposits. The new rate ranges are based on the four new risk categories that in turn are based on asset size as well as capital, supervisory, credit, and other risk factors. Within the range for a given risk category, the rate applicable to any particular institution is determined by the FDIC according to formal guidelines. Any change in these rates and the category of risk into which the Bank will fall could have an adverse effect on the Bank's earnings.

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

        USA Patriot Act.    On October 26, 2001, the President signed the USA PATRIOT Act of 2001 into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "IMLAFA"). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as our banking and broker-dealer subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The Treasury Department is expected to issue a number of additional regulations which will further clarify the USA PATRIOT Act's requirements.

        The IMLAFA requires all "financial institutions," as defined, to establish anti-money laundering compliance and due diligence programs no later than April 2003. Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program. The Bank has established anti-money laundering compliance and due diligence programs to comply with IMLAFA.

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

        A banking organization's qualifying total capital consists of two components: Tier I capital (core capital) and Tier II capital (supplementary capital). Tier I capital is an amount equal to the sum of: (i) common shareholders' equity (including adjustments for any surplus or deficit); (ii) non-cumulative perpetual preferred stock; and (iii) the company's minority interests in the equity accounts of consolidated subsidiaries. Intangible assets generally must be deducted from Tier I capital, subject to limited exceptions for goodwill arising from certain supervisory acquisitions. Other intangible assets may be included in an amount up to 25% of Tier I capital, provided that the asset meets each of the following criteria: (i) the asset must be able to be separated and sold apart from the banking organization or the bulk of its assets; (ii) the market value of the asset must be established on an annual basis through an identifiable stream of cash flows and there must be a high degree of certainty that the asset will hold this market value notwithstanding the future prospects of the banking organization; and (iii) the banking organization must demonstrate that a liquid market exists for the asset. Intangible assets in excess of 25% of Tier I capital generally are deducted from a banking organization's regulatory capital. At least 50% of the banking organization's total regulatory capital must consist of Tier I capital.

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

        The FDIC rule provides that institutions not in compliance with the regulation are expected to be operating in compliance with a capital plan or agreement with the regulator. If they do not do so, they are deemed to be engaging in an unsafe and unsound practice and may be subject to enforcement action. In addition, failure by an institution to maintain capital of at least 2% of assets constitutes an unsafe and unsound practice and may subject the institution to enforcement action. An institution's failure to maintain capital of at least 2% of assets constitutes an unsafe and unsound condition justifying termination of FDIC insurance.

        Depositor Preference.    The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depositary institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.

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

Investment Policy

        The objective of the Bank's investment policy is to invest funds not otherwise needed to meet the loan demand of its market area to earn the maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank's loan demand and deposit structure. In doing so, the Bank balances the market and credit risks against the potential investment return, makes investments compatible with the pledge requirements of the Bank's deposits of public funds, maintains compliance with regulatory investment requirements, and assists the various public entities with their financing needs. The asset liability and investment committee has full authority over the investment portfolio and makes decisions on purchases and sales of securities. The entire portfolio, along with all investment transactions occurring since the previous Board of Director's meeting, is reviewed by the Board at its next monthly meeting. The investment policy allows portfolio holdings to include short-term securities purchased to provide the Bank's needed liquidity and longer term securities purchased to generate level income for the Bank over periods of interest rate fluctuations. At this time the Bank does not have a security portfolio.

Loan Policy

        All lending activities of the Bank are under the direct supervision and control of the full Board of Directors and Douglas P. Archbold, Chief Credit Officer. The Board of Directors enforces loan authorizations, decides on loans exceeding such limits, services all requests for officer credits to the extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending division. The Bank's established maximum loan volume to deposits is 100%. The loan portfolio consists primarily of real estate, commercial, farming and installment loans. Commercial loans consist of either real estate loans or term loans. Maturity of term loans is normally limited to five to seven years. Conventional real estate loans may be made up to 85% of the appraised value or purchase cost of the real estate for no more than a thirty year term. Installment loans are based on the earning capacity and vocational stability of the borrower.

        The full Board makes a monthly review of loans which are 30 days or more past due and the full Board of Directors makes a monthly review of loans which are 45 days or more past due.

        Management of the Bank periodically reviews the loan portfolio, particularly nonaccrual and renegotiated loans. The review may result in a determination that a loan should be placed on a nonaccrual status for income recognition. In addition, to the extent that management identifies potential losses in the loan portfolio, it reduces the book value of such loans, through charge-offs, to their estimated collectible value. The Bank's policy is that accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. The Bank maintains a specific reserve for impaired loans.

        When a loan is classified as nonaccrual, any unpaid interest is reversed against current income. Interest is included in income thereafter only to the extent received in cash. The loan remains in a nonaccrual classification until such time as the loan is brought current, when it may be returned to accrual classification. When principal or interest on a nonaccrual loan is brought current, if in management's opinion future payments are questionable, the loan would remain classified as nonaccrual. After a nonaccrual or renegotiated loan is charged off, any subsequent payments of either interest or principal are applied first to any remaining balance outstanding, then to recoveries and lastly to income.

        The Bank had no tax-exempt loans during the period ended December 31, 2007. The Bank had no loans outstanding to foreign borrowers at December 31, 2007. The Bank's underwriting guidelines are applied to four major categories of loans, commercial and industrial, consumer, agricultural and real estate which includes residential, construction and development and certain other real estate loans. The Bank requires its loan officers and Board to consider the borrower's character, the borrower's financial condition as reflected in current financial statements, the borrower's management capability, the borrower's industry and the economic environment in which the loan will be repaid. Before approving a loan, the loan officer or Board must determine that the borrower is basically honest and creditworthy, determine that the borrower is a capable manager, understand the specific purpose of the loan, understand the source and plan of repayment, determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

Credit Risk Management and Reserve for Loan Losses

        Credit risk and exposure to loss are inherent parts of the banking business. Management seeks to manage and minimize these risks through its loan and investment policies and loan review procedures. Management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk sensitive nature of the Bank. The loan review procedures are set to monitor adherence to the established criteria and to ensure that on a continuing basis such standards are enforced and maintained. Management's objective in establishing lending and investment standards is to manage the risk of loss and provide for income generation through pricing policies.

        The loan portfolio is regularly reviewed and management determines the amount of loans to be charged-off. In addition, such factors as the Bank's previous loan loss experience, prevailing and anticipated economic conditions, any industry concentrations and the overall quality of the loan portfolio are considered. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available at the time of their examinations. In addition, any loan or portion thereof which is classified as a "loss" by regulatory examiners is charged-off.

Capital Resources/Liquidity

        Liquidity.    Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities. The Bank's liquidity, represented by cash and cash due from banks, is a result of its operating, investing and financing activities. In order to insure funds are available at all times, the Bank devotes resources to projecting on a monthly basis the amount of funds which will be required and maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities.

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

        Impact of Inflation and Changing Prices.    The financial statements and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation. The impact of inflation on operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

Capital Adequacy

        Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses. The objective of the Bank's management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of average equity to average assets, average tangible equity to average tangible assets, and average equity to net loans.

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

        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for banks and bank holding companies. The bank regulators adopted regulations defining these five capital categories in September 1992. Under these new regulations each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings.

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

We are geographically concentrated in Greeneville and Maryville, Tennessee, and changes in local economic conditions impact our profitability.

        We operate primarily in Greeneville and Maryville, Tennessee, and substantially all of our loan customers and most of our deposit and other customers live or have operations in Greeneville and Maryville. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in Greeneville and Maryville, along with the continued attraction of business ventures to these areas. Our profitability is impacted by the changes in general economic conditions in these markets. Additionally, unfavorable local or national economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

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

        As interest rates change, we expect that we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this "gap" may work against us, and our earnings may be negatively affected.

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

        The Corporation's earnings are affected by the Bank's ability to properly originate, underwrite and service loans. The Bank could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause the Bank's interest income and net interest margin to decrease and its provisions for loan losses to increase, which could adversely affect the Corporation's results of operations and financial condition.

Loss of our senior executive officers or other key employees could impair our relationship with our customers and adversely affect our business.

        We have assembled a senior management team which has a substantial background and experience in banking and financial services in the Greeneville and Maryville markets. Loss of these key personnel could negatively impact our earnings because of their skills, customer relationships and/or the potential difficulty of promptly replacing them.

Competition with other banking institutions could adversely affect our profitability.

        A number of banking institutions in the Greeneville and Maryville markets have higher lending limits, more banking offices, and a larger market share. In some respects, this may place these competitors in a competitive advantage, although many of our customers have selected us because of service quality concerns at the larger enterprises. This competition may limit or reduce our profitability, reduce our growth and adversely affect our results of operations and financial condition.

The Corporation's common stock is currently traded on a local basis, the trading volume in its common stock has been thin and the sale of substantial amounts of the Corporation's common stock could depress the price of its common stock.

        The Corporation cannot say with any certainty when a more active and liquid trading market for its common stock will develop or be sustained. Because of this, the Corporation's shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

        The Corporation cannot predict the effect, if any, that future sales of its common stock, or availability of shares of its common stock for sale, will have on the price of the Corporation's common stock. The Corporation, therefore, can give no assurance that sales of substantial amounts of its common stock, or the potential for large amounts of sales, would not cause the price of its common stock to decline or impair its ability to raise capital through sales of its common stock.

        The price of the Corporation's common stock may fluctuate in the future, and these fluctuations may be unrelated to its performance.

The Corporation may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

        In order to maintain its capital at desired levels or required regulatory levels, or to fund future growth, the Corporation's board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of its common stock. The sale of these shares may significantly dilute the Corporation's shareholders ownership interest as a shareholder and the per share book value of its common stock. New investors in the future may also have rights, preferences and privileges senior to its current shareholders which may adversely impact its current shareholders.

The Corporation's ability to declare and pay dividends is limited by law and it may be unable to pay future dividends.

        The Corporation's ability to pay dividends is derived from the income of the Bank. The Bank's ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the TDFI. In addition, the FRB may impose restrictions on the Corporation's ability to pay dividends on its common stock. As a result, the Corporation cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future.

Liquidity needs could adversely affect the Corporation's results of operations and financial condition.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        The main office of the Corporation is located at 3095 East Andrew Johnson Highway, Greeneville, Greene County, Tennessee, which is also the main office of the Bank. This location is a 2.66 acre lot, on which there is a fully operational modular bank unit. A full service branch banking office of the Bank is located at 506 Asheville Highway, Greeneville, Greene County, Tennessee. The Bank also operates a full service branch banking office in Maryville, Blount County, Tennessee at 710 South Foothills Plaza Drive. This location is a 1.17 acre lot, on which there is a 3,272 square foot fully operational brick bank building with drive through facilities. These locations are centrally located and in high traffic/exposure areas. Automatic teller machines and overnight "deposit drops" are positioned to serve the Bank's clients. Additional branches may be established as market opportunities surface.

ITEM 3.    LEGAL PROCEEDINGS

        To the best of the Corporation's knowledge, there are no pending legal proceedings, other than routine litigation incidental to the business, to which the Corporation or the Bank is a party or of which any of the Corporation's or the Bank's property is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of 2007 through the solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common stock of the Corporation is not traded through an organized exchange nor is there a known active trading market. The number of shareholders of record at December 31, 2007 was 1,593. Holders of the Corporation's common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available. Dividends will be affected by other factors including applicable government regulations and policies. The following table shows the quarterly range of high and low sale prices for the Corporation's stock during the fiscal years 2007 and 2006. These sale prices represent known transactions and do not necessarily represent all trading transactions for the periods.

Year		High	Low
2006:	First Quarter	$15.00	$12.00
	Second Quarter	$13.00	$12.00
	Third Quarter	$11.00	$9.50
	Fourth Quarter	$10.00	$9.50
2007:	First Quarter	$9.75	$8.00
	Second Quarter	$9.00	$9.00
	Third Quarter	$9.00	$7.00
	Fourth Quarter	$8.50	$7.00

Dividends

        The payment of cash dividends is subject to the discretion of the Corporation's Board of Directors and the Bank's ability to pay dividends. The Bank's ability to pay dividends is restricted by applicable regulatory requirements. For more information on these restrictions, please see PART I, ITEM 1 "DESCRIPTION OF BUSINESS—Payment of Dividends". No assurances can be given that any dividend will be declared or, if declared, what the amount of such dividend would be or whether such dividends would continue in future periods.

Securities Authorized for Issuance Under Equity Compensation Plans

        The Bank issued stock option agreements to certain officers and employees ("Options"), at various times beginning on July 16, 2001. These Options were not approved by the shareholders, as such approval is not necessary for these non-qualified option agreements. Upon consummation of the Share Exchange, the Corporation became party to these options issued by the Bank.

        The following table reflects the number of shares to be issued upon the exercise of options granted under the Option agreements, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for issuance upon the exercise of authorized, not-yet-granted options as of December 31, 2007:

Plan Category	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)	# of Equity Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders	206,619	$5.01	106,390

Total	206,619	$5.01	106,390

        The maximum number of shares of the Corporation's common stock available for issuance pursuant to stock options is 375,000 shares. As of December 31, 2007 the maximum number of shares available for future stock option grants is 106,390 shares. The option exercise price is equal to the fair market value of the Corporation's common stock at the date of the grant. The options expire on the tenth anniversary of the date of the option. Prior to adopting Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, the Corporation elected to immediately vest all remaining stock options as of May 17, 2005. Proceeds received by the Corporation from exercises of the stock options are credited to common stock and additional paid-in capital.

Comparison of Five-Year Cumulative Total Return

        The following graph compares the cumulative total return on American Patriot Financial Group, Inc.'s common stock with the NASDAQ Bank Index and the Russell 2000 Index over the five-year period extending through December 31, 2007. The graph assumes that $100.00 was invested on December 31, 2002 in American Patriot Financial Group, Inc.'s, common stock, the NASDAQ Bank Index and the Russell 2000 Index and that all dividends were reinvested.

Cumulative Total Returns(1)

Comparison of

AMERICAN PATRIOT FINANCIAL GROUP, INC.
NASDAQ BANK INDEX
RUSSELL 2000 INDEX

At December 31, 2002 through December 31, 2007

Index	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
American Patriot Financial Group	100.00	166.63	225.00	187.50	125.00	87.50
Russell 2000 Index	100.00	147.27	174.40	182.46	216.08	212.71
Nasdaq Bank Index	100.00	133.03	151.18	148.26	168.72	135.16

Recent Sales of Unregistered Securities

        In July 2001, the Bank issued 750,000 shares of its common stock in an initial offering. This sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3. Since its initial offering, neither the Bank nor the Corporation has sold any additional shares of its common stock, except as follows:

  •
  On December 31, 2002, J. Robert Grubbs, exercised the option to purchase 30,000 shares of common stock at an exercise price of $3.33 per share. On December 31, 2003, J. Robert Grubbs, Don Waddell and Julia Ball exercised the option to purchase 3,175, 4,500 and 6,000 shares of common stock at an exercise price of $3.33 per share, respectively. On December 31, 2004, Don Waddell, Julia Ball and Eric Scott exercised the option to purchase 2,000, 3,000 and 6,000 shares of common stock at an exercise price of $3.33 per share, respectively. On July 6, 2005, Julia Ball exercised the option to purchase 1,000 shares of common stock at an exercise price of $3.33 per share. On July 8, 2005, Julia Ball exercised the option to purchase 900 shares of common stock at an exercise price of $3.33 per share. On July 12, 2005, Julia Ball exercised the option to purchase 1,334 shares of common stock at an exercise price of $3.33 per share. On July 22, 2005, Julia Ball exercised the option to purchase 162 shares of common stock at an exercise price of $3.33 per share. On August 23, 2005, Julia Ball exercised the option to purchase 600 shares of common stock at an exercise price of $3.33 per share. On July 10, 2007, Julia Ball and Peggy Daugherty exercised the option to purchase 1,110 and 1,110 shares of common stock at an exercise price of $3.33 per share, respectively. On September 21, 2007, Mike Burns exercised the option to purchase 1,100 shares of common stock at an exercise price of $3.33 per share. The Corporation relied on the exemption provided by Section 4(2) of the Securities Act of 1933 for each of these transactions.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

        The Corporation made no repurchases of its equity securities, and no Affiliated Purchasers (as defined in Rule 10b - 18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of the Corporation's equity securities during the fourth quarter of the fiscal year ended December 31, 2007.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 should be read in conjunction with the financial statements included in Item 8:

	2007	2006	2005	2004	2003
Income Statement Data:
Total interest and dividend income	$8,024,221	$6,686,333	$5,499,510	$5,498,717	$4,308,390
Total interest expense	3,880,004	2,842,427	2,118,949	1,576,080	1,216,359

Net interest income before provision for loan losses	4,144,217	3,843,906	3,380,561	3,922,637	3,092,031
(Provision for)/benefit from loan losses	(930,963)	23,758	555,222	(615,251)	(956,609)

Net interest income after provision for loan losses	3,213,254	3,867,664	3,935,783	3,307,386	2,135,422
Noninterest income	757,409	547,783	565,259	531,677	612,465
Noninterest expenses	(4,327,689)	(3,601,111)	(3,573,651)	(3,107,363)	(2,404,681)

Income (loss) before income taxes	(357,026)	814,336	927,391	731,700	343,206
Income tax benefit (expense)	166,441	(318,631)	(342,981)	(227,555)	(89,704)

Net income (loss)	$(190,585)	$495,705	$584,410	$504,145	$253,502

Per Share Data:(1)
Net income (loss), basic	$(.08)	$0.21	$0.25	$0.22	$0.11
Net income (loss), assuming dilution	$(.08)	$0.20	$0.24	$0.21	$0.11
Dividends declared	N/A	N/A	N/A	N/A	N/A
Book value	$3.74	$3.82	$3.61	$3.36	$3.14
Financial Condition Data:
Total assets	$116,534,323	$97,752,681	$87,784,710	$91,174,368	$85,075,150
Loans, net	$91,848,845	$77,059,828	$64,054,625	$72,355,286	$68,539,235
Federal Home Loan Bank stock	$258,800	$258,800	$244,500	$226,500	$171,700
Federal funds sold	$10,607,427	$12,224,443	$13,557,689	$7,619,619	$7,244,455
Deposits	$105,029,339	$82,503,052	$74,702,688	$78,387,227	$73,461,766
Federal Home Loan Bank—advances	$1,926,026	$2,368,159	$4,179,052	$4,359,346	$4,254,106
Stockholder's equity	$8,687,002	$8,836,528	$8,340,823	$7,743,097	$7,207,287
Selected Ratios:
Interest rate spread	3.93%	4.29%	3.95%	4.40%	4.55%
Net yield on interest-earning assets	4.39%	4.78%	4.24%	4.61%	4.85%
Return on average assets	(0.18)%	0.56%	0.67%	0.55%	0.37%
Return on average equity	(2.11)%	5.79%	7.32%	6.60%	3.51%
Average equity to average assets	8.65%	9.70%	9.12%	8.37%	10.64%
Dividend payout ratio	N/A	N/A	N/A	N/A	N/A
Ratio of nonperforming assets to total assets	0.13%	1.56%	2.39%	0.59%	0.10%
Ratio of allowance for loan losses to nonperforming assets	733.08%	40.47%	33.28%	300.79%	1,626.14%
Ratio of allowance for loan losses to total loans, net of unearned income	1.18%	0.80%	1.08%	2.17%	1.93%

(1)
Amounts have been restated to reflect the effect of the Company's three-for-one stock split effected April 25, 2003.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following is a discussion of our financial condition and results of operations for the years ended December 31, 2007, 2006 and 2005. The discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in order to obtain a better understanding of the information contained in the financial statements. The discussions contained herein are for the consolidated entity American Patriot Financial Group, Inc. (the "Corporation") and its wholly-owned subsidiary American Patriot Bank (the "Bank") collectively referred to herein as the "Company".

Overview

        The Company had net income of $495,705 in 2006 as compared to a net loss of $190,585 for 2007. The primary reason for the decrease in net income can be attributed to the Company not having as much benefit from recapture of income from the estimated allowance for loan losses. In 2006, the Company was able to recapture $23,758 in income from loans that had previously been charged off or placed on nonaccrual. There was no recapture or benefit in 2007, instead, there was a provision or a charge to income of $930,963. As of December 31, 2007 approximately 72% of the Company's loans are adjustable rate loans that reprice with the Wall Street Journal prime rate increases on a daily basis. The Company will place emphasis on making fixed rate loans due to declining cost of funds. Please refer to the Benefit from / Provision for loan losses section under the Results for Operations caption that follows for a more in depth discussion.

Impact of inflation

        The consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.

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

Recent Accounting Pronouncements

        In March 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 156, Accounting for Servicing of Financial Assets, ("SFAS 156") an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("SFAS 140") which requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company adopted SFAS 156 on January 1, 2007. The adoption of SFAS 156 did not have any material impact on the Company's consolidated financial condition or results of operation.

        In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48"). FIN 48 became effective for fiscal years beginning after December 15, 2006. FIN 48 applies to all income tax positions subject to FASB Statement No. 109, Accounting for Income Tax ("SFAS 109"), including tax positions considered to be routine and those with a high degree of uncertainty. FIN 48 did not have a material impact on the Company's consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS" 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company's consolidated financial statements.

        In September 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, ("EITF 06-04") which requires employers that enter into endorsement split-dollar life insurance arrangements that provide an employee with a postretirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employer. Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee's retirement. The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability. The consensus in EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company intends to adopt EITF 06-4 effective January 1, 2008. The Company is currently evaluating the impact this guidance will have on the Company's financial position and results of operation.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company did not choose to early adopt this standard and does not expect the implementation of SFAS 159 to have a material impact on its financial position or results of operations.

        In March 2007, the EITF reached a final consensus on Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements, ("EITF 06-10"). EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No. 12. EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 are effective for the Company on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or as a change in accounting principle through retrospective application to all prior periods. The Company does not expect adoption of EITF 06-10 to have a significant impact on its consolidated financial statements, results of operations or liquidity.

        The company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

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

Results of Operations

        The Company had a net loss of $190,585 for the year ended December 31, 2007 (or a negative $.08 per share) compared to net income of $495,705 (or $.21 per share) and $584,410 (or $.25 per share) for the years ended December 31, 2006 and 2005 respectively.

  Net Interest Income/Margin

        Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. Interest income for 2007 was $8,024,221 compared to $6,686,333 and $5,499,510 in 2006 and 2005 respectively. Total interest expense was $3,880,004 in 2007 compared to $2,842,427 and $2,118,949 in 2006 and 2005 respectively. Average earning assets remained relatively unchanged at approximately $80 million in 2005 and 2006. While average earning assets increased approximately $14 million (17.5%) to approximately $94 million for the year 2007. Average interest-bearing deposits decreased from approximately $72 million in 2005 to approximately $71 million in 2006 (1%) and increased to approximately $85 million (19.7%) in 2007. Net interest margin was 4.39% in 2007 compared to 4.78% in 2006, or 39 basis points decrease. The net change in the net interest margin was significant because the net increases in the yield on interest-earning assets was approximately 20 basis points compared to the increase in the rate paid on interest-bearing liabilities of 56 basis points, which is attributable to the Bank being asset sensitive with assets repricing faster than liabilities.

  Benefit from / Provision for Loan Losses

        The provision for (benefit from) loan losses represents a charge (or recovery) to operations necessary to establish an estimated allowance for loan losses, which in management's evaluation, is adequate to provide coverage for estimated losses on outstanding loans. The estimated allowance for loan losses is evaluated on a regular basis by management and is based upon the Bank's historical loss experience adjusted for certain other factors based on management's judgment.

        The year 2007 represents the Bank's sixth full year of operations. During 2007, the Bank recognized a provision for loan losses of $930,963. There are three primary contributors to this provision. First, the Bank incurred an increase in net charge-offs during 2007 as compared with 2006 and 2005. Net charge-offs were $454,836, $55,299 and $355,324 for 2007, 2006 and 2005, respectively. This impacted the Bank's historical loss ratio and consequently the allowance for loan losses calculation. Secondly, gross loans increased from $77,677,784 at December 31, 2006 to $92,942,928 or 19.7% at December 31, 2007. This approximate $15,300,000 increase in gross loans resulted in the need for additional allowance for loan losses. Finally, loans classified as impaired increased substantially during 2007, primarily in the fourth quarter of the year. Impaired loans at December 31, 2007 were $6,269,888 as compared to $1,425,564 at December 31, 2006. Management has evaluated its impaired loans and provided valuation allowances as considered necessary which further contributed to the 2007 provision for loan losses. Prior to 2006, the Bank had adjusted its historical loss experience by adding 25 basis points for a lack of historical experience. In 2006, the Bank removed this factor from its estimate of the allowance for loan losses. The removal of this factor accounts for the majority of the benefit from the reduction of the estimated allowance for loan losses in 2006.

        During 2005, the Bank recognized a benefit of $555,222 from the reduction of the allowance for loan losses. One factor was that several loans, which were classified as special mention, substandard or doubtful as of December 31, 2004, were paid out during 2005 with minimal losses. In addition, the Bank's loan portfolio as a whole, as of December 31, 2005, had decreased by approximately $9,200,000 (includes classified loans from 2004 that paid out in 2005) since December 31, 2004. Another factor is that the Bank modified its methodology to evaluate more specific loans for impairment. This change in methodology provided a benefit of approximately $163,000 in 2005.

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

  Noninterest Income

        The Company's noninterest income consists of service charges on deposit accounts and other fees and commissions. Total noninterest income for 2007 was $757,409 compared to $547,783 and $565,259 in 2006 and 2005 respectively. Service charge income increased during 2007 by $251,904 or (83.9%) when compared to 2006. This was due to an increased number of customers utilizing overdraft protection products in 2007 over those in 2006. These products were introduced in late 2006. Other noninterest income increased due to earnings on the cash surrender value of bank owned life insurance or "BOLI". Gains in noninterest income were offset by decreases of $24,008 or (24.6%) and $45,259 or (40.0%) in fees from origination of mortgage loans sold and investment sale commissions, respectively. The main reasons for the decrease in 2006 when compared to 2005 was due to a $10,782 or (3.5%) decrease in service charges on deposit accounts and a $20,643 or (17.4%) decrease in fees from origination of mortgage loans sold. These decreases were offset by an investment sales commission increase of $13,040 or (13.0%). Management projects that other fees, commissions and service charges will increase in 2008 due to the growth of the Company and the implementation of a more aggressive collection policy for other fees and service charges.

  Noninterest Expense

        Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following shows the comparison of our noninterest expense for the years ended December 31, 2007, 2006 and 2005:

	Years ended December 31,		2007-2006	Year ended December 31,	2006-2005
	2007	2006	Percent Increase (Decrease)	2005	Percent Increase (Decrease)
Noninterest expense:
Salaries and employee benefits	$2,186,911	$1,834,310	19.2%	$1,880,425	(2.5)%
Occupancy	602,754	488,040	23.5%	481,813	1.3%
Advertising	123,013	88,523	39.0%	121,858	(27.4)%
Data processing	277,826	217,919	27.5%	191,202	14.0%
Legal and professional	413,977	347,595	19.1%	366,128	(5.1)%
Other operating	723,208	624,724	15.8%	532,225	17.4%

Total noninterest expense	$4,327,689	$3,601,111	20.2%	$3,573,651	0.8%

        The primary cause of the increase in noninterest expense between 2007 and 2006 is the opening of our Maryville branch in Blount County, Tennessee. This resulted in the need to hire additional staffing and impacted our occupancy, advertising and data processing expenses significantly. Increases in legal and professional expenses were primarily attributable to compliance with the Sarbanes-Oxley Act 404 rules.

Financial Condition

        Total assets at December 31, 2007, were $116,534,323, an increase of $18,781,642 or 19.2% over 2006 year end assets of $97,752,681. Total assets for the 2005 year end were $87,784,710. Deposits increased to $105,029,339 at December 31, 2007, an increase of $22,526,287 or 27.3% from $82,503,052 at December 31, 2006. Total deposits for the year end 2005 were $74,702,688. Gross loans increased by $15,265,144, or 19.7%, to $92,942,928 at year end 2007, from $77,677,784 at year-end 2006. Total gross loans for the year end 2005 were $64,751,638. Federal Home Loan Bank (FHLB) Stock was $258,800 at December 31, 2007 and 2006. FHLB Stock was $244,500 at year end 2005. Most of the increase in total assets from 2006 to 2007 is accounted for by the growth in the loan portfolio, the purchase of a new branch (premises and equipment) and the purchase of bank owned life insurance (BOLI).

        The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of loans, sources of funds, and restricted equity investments are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are discussed below.

  Loans

        Gross loans outstanding totaled $92,942,928 at December 31, 2007 compared to $77,677,784 and $64,751,638 at December 31, 2006 and 2005, respectively. The growth experienced in 2007 is in the commercial real estate segment of the portfolio which now encompasses approximately sixty percent of the entire portfolio. Consumer and owner occupied residential loans decreased approximately 10.0% as a percentage of the entire portfolio. Aggregate commercial (non-real estate) loans declined approximately 2.0% as a percentage of the entire portfolio. The shift from commercial to commercial real estate reflects the acceptable lending opportunities available in the Bank's service area and not any change in portfolio management strategy.

        Management believes that overall portfolio quality remains sound and is indicative of reasonably conservative policies and underwriting standards and effective risk management practices. In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection. At December 31, 2007, there were no loans 90 days or more past due and still accruing interest, while total loans 90 days or more past due and in non-accrual status equaled $149,244.

  Restricted Equity Investments

        Federal Home Loan Bank (FHLB) stock at December 31, 2007 had an amortized cost of $258,800 remaining unchanged from the year of 2006. The amortized cost of the FHLB stock for the year end 2005 was $244,500. As a member of the FHLB, the Company is required to maintain stock in an amount equal to 0.15% of total assets and 4% of outstanding FHLB advances. FHLB stock is maintained by the Company at par value of $100 per share.

  Deposits and Other Funding

        Total deposits, which are the principal source of funds for the Company, were $105,029,339 at December 31, 2007 compared to $82,503,052 and $74,702,688 at December 31, 2006 and 2005, respectively. The increase of $22,526,287 from year end 2006 to year end 2007 represents an increase of 27.3%. The Company has targeted local consumers, professional and commercial businesses as its central clientele, therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers. The Company has established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans. At December 31, 2007, 2006 and 2005 the Company had outstanding advances of $1,926,026, $2,368,159 and $4,179,052, respectively, at the Federal Home Loan Bank. Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits, other than public funds and brokered deposits, issued in denominations of $100,000 or less while all other funding is deemed to be non-core.

        The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at December 31, 2007 and December 31, 2006:

	December 31 2007	Percent	December 31 2006	Percent
Core funding:
Noninterest-bearing deposit accounts	$12,352,954	11.6%	$9,326,547	11.0%
Interest-bearing demand accounts	2,886,852	2.7%	3,765,438	4.4%
Savings and money market accounts	28,712,635	26.8%	24,731,496	29.1%
Time deposits accounts less than $100,000	39,805,013	37.2%	29,315,300	34.5%

Total core funding	83,757,454	78.3%	67,138,781	79.0%

Non-core funding:
Time deposit accounts greater than $100,000	13,045,243	12.2%	11,538,508	13.6%
Public funds	437,642	0.4%	50,000	0.1%
Brokered deposits	7,789,000	7.3%	3,775,763	4.5%
Federal Home Loan Bank advances	1,926,026	1.8%	2,368,159	2.8%

Total non-core funding	23,197,911	21.7%	17,732,430	21.0%

Totals	$106,955,365	100.00%	$84,871,211	100.0%

  Liquidity

        At December 31, 2007, the Company had liquid assets of approximately $15.3 million in the form of cash, federal funds sold and Federal Home Loan Bank Stock available for sale compared to approximately $15.7 million and approximately $18.5 million on December 31, 2006 and 2005 respectively. Management believes that the liquid assets are adequate at December 31, 2007. Additional liquidity will be provided by the growth in deposit accounts and loan repayments. The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide an additional credit line if necessary. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Company's short term or long term liquidity.

  Capital

        Total stockholders' equity at December 31, 2007 was $8,657,002, a decrease of $179,526 from $8,836,528 at December 31, 2006. This decrease was due to a net loss of $190,585 for 2007 that was partially offset by the purchase of 3,320 shares of common stock by key officers of the Company. Common stock increased $1,106 and surplus $9,953 from the exercise of common stock options. The total capital for the year end 2005 was $8,340,823.

        At December 31, 2007 capital ratios were in excess of the regulatory minimums with the Company's Tier 1, total risk-based and leverage ratio.

        The Company's actual capital amounts and ratios are as follows:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of December 31, 2007 (in Thousands)
Tier 1 Capital (To Average assets):
Consolidated	$8,657	7.71	%≥	$4,495	≥	4	%≥	N/A		N/A
American Patriot Bank	$8,610	7.66	%≥	$4,493	≥	4	%≥	$5,617	≥	5%
Tier 1 Capital (To Risk Weighted Assets):
Consolidated	$8,657	9.06	%≥	$3,826	≥	4	%≥	N/A		N/A
American Patriot Bank	$8,610	9.01	%≥	$3,822	≥	4	%≥	$5,733	≥	6%
Total Capital (To Risk Weighted Assets):
Consolidated	$9,751	10.20	%≥	$7,651	≥	8	%≥	N/A		N/A
American Patriot Bank	$9,704	10.16	%≥	$7,644	≥	8	%≥	$9,552	≥	10%
As of December 31, 2006 (in Thousands)
Tier 1 Capital (To Average assets):
Consolidated	$8,837	9.80	%≥	$3,607	≥	4	%≥	N/A		N/A
American Patriot Bank	$8,803	9.76	%≥	$3,606	≥	4	%≥	$4,508	≥	5%
Tier 1 Capital (To Risk Weighted Assets):
Consolidated	$8,837	11.69	%≥	$3,024	≥	4	%≥	N/A		N/A
American Patriot Bank	$8,803	11.65	%≥	$3,024	≥	4	%≥	$4,535	≥	6%
Total Capital (To Risk Weighted Assets):
Consolidated	$9,454	12.51	%≥	$6,048	≥	8	%≥	N/A		N/A
American Patriot Bank	$9,420	12.46	%≥	$6,047	≥	8	%≥	$7,559	≥	10%
As of December 31, 2005 (in Thousands)
Tier 1 Capital (To Average assets):
Consolidated	$8,345	9.65	%≥	$3,459	≥	4	%≥	N/A		N/A
American Patriot Bank	$8,317	9.62	%≥	$3,458	≥	4	%≥	$4,322	≥	5%
Tier 1 Capital (To Risk Weighted Assets):
Consolidated	$8,345	12.12	%≥	$2,756	≥	4	%≥	N/A		N/A
American Patriot Bank	$8,317	12.08	%≥	$2,754	≥	4	%≥	$4,132	≥	6%
Total Capital (To Risk Weighted Assets):
Consolidated	$9,042	13.13	%≥	$5,511	≥	8	%≥	N/A		N/A
American Patriot Bank	$9,014	13.09	%≥	$5,509	≥	8	%≥	$6,886	≥	10%

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

        At December 31, 2007, approximately 72% of the Company's gross loans had adjustable rates. Based on the asset/liability modeling management believes that these loans reprice at a faster pace than liabilities held at the Company. Because the majority of the institution's liabilities are 12 months and under and the gap in repricing is asset sensitive, with loans repricing daily, management believes that a rising rate environment would have a positive impact on the Company's net interest margin. Floors in the majority of the Company's adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

        The Company, at December 31, 2007, had outstanding unused lines of credit and standby letters of credit that totaled $13,998,939. These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements. The Company has the ability to liquidate Federal funds sold or, on a short-term basis, to purchase Federal funds from other banks and to borrow from the Federal Home Loan Bank. At December 31, 2007, the Company had established with correspondent banks the ability to purchase Federal funds if needed.

I.
AVERAGE BALANCE SHEETS, NET INTEREST REVENUE AND CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

        The following table shows the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for each of the years in the two-year period ended December 31, 2007. The table is presented on taxable equivalent basis, if applicable.

	2007			2006
	Average Balance	Interest	Average Yields/ Rate	Average Balance	Interest	Average Yields/ Rate
Assets:
Interest-earning assets:
Loans	$83,490,614	$7,480,371	8.96%	$69,033,584	$6,124,535	8.87%
FHLB stock	259,167	17,068	6.59%	249,782	14,520	5.81%
Deposits	61,035	916	1.50%	757,580	32,960	4.35%
Federal funds sold	10,505,740	525,866	5.01%	10,401,186	514,318	4.94%

Total interest-earning assets	94,316,556	8,024,221	8.51%	80,442,132	6,686,333	8.31%

Cash and due from banks	3,066,970			3,424,627
Other assets	7,727,255			5,106,085
Allowance for loan losses	(653,410)			(690,544)

Total Assets	$104,457,371			$88,282,300

Liabilities and Stockholder's Equity
Interest-bearing liabilities:
Demand deposits	$25,847,380	$1,043,310	4.04%	$23,018,915	$858,040	3.73%
Savings deposits	4,393,937	91,873	2.09%	4,978,901	97,872	1.97%
Time deposits	52,420,766	2,672,039	5.10%	39,417,361	1,775,042	4.50%
FHLB advances	2,090,324	72,782	3.48%	3,328,626	111,473	3.35%

Total interest-bearing liabilities	84,752,407	3,880,004	4.58%	70,743,803	2,842,427	4.02%

Non-interest bearing demand deposits	9,737,015			8,269,520
Other liabilities	929,319			703,285
Stockholder's equity	9,038,630			8,565,692

Total liabilities and stockholder's equity	$104,457,371			$88,282,300

Net interest earnings		$4,144,217			$3,843,906

Net interest spread			3.93%			4.29%
Net interest margin			4.39%			4.78%

Note:    Average loan balances include nonaccrual loans. Interest income collected on nonaccrual loans has been included.

        The net interest margin for 2007 was 4.39% compared to a net interest margin of 4.78% for the same period in 2006, a decrease of 39 basis points. The net change in the net interest margin was significant because the net increases in the yield on interest-earning assets was approximately 20 basis points compared to the increase in the rate paid on interest-bearing liabilities of 56 basis points. The net interest margin for 2005 was 4.24%, compared to the 4.78% margin in 2006, an increase of 54 basis points. Other matters related to the changes in net interest income, net yields and rate, and net interest margin are presented below:

  •
  Our loan yields increased from 2006 to 2007. For asset/liability management purposes, we have emphasized variable rate loans since our inception such that approximately 72.0% of our loans are variable rate loans at December 31, 2007 compared to 63.0% at December 31, 2006 and 57.0% at December 31, 2005. Variable rate loans generally have lower yields than do fixed rate loans, but better match the cost of funds in a rising rate environment.

  •
  During 2007 the average balances of noninterest bearing deposits increased by $1,467,495 or 17.75%, while interest bearing deposits increased by $15,246,906 or 22.62%. Rates continued to increase in 2007 over 2006. Management anticipates funding rate decreases on interest bearing deposits for most of 2008.

        Net interest income increased by $300,311 between the years ended December 31, 2007 and 2006 and increased by $463,345 between the years ended December 31, 2006 and 2005.

        The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes:

	2007 Compared to 2006 Increase (Decrease) due to			2006 Compared to 2005 Increase (Decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$73,497	$1,282,339	$1,355,836	$965,398	$9,618	$975,016
FHLB stock	2,003	545	2,548	1,966	774	2,740
Deposits	(1,743)	(30,300)	(32,043)	11,134	(23,979)	(12,845)
Federal funds sold	6,382	5,165	11,547	178,379	43,533	221,912

Total interest-earning assets	80,139	1,257,749	1,337,888	1,156,877	29,946	1,186,823

Interest-bearing liabilities:
Demand deposits	79,768	105,502	185,270	375,046	249,756	624,802
Savings deposits	5,525	(11,524)	(5,999)	7,209	(41,652)	(34,443)
Other time deposits	311,844	585,153	896,997	486,878	(325,633)	161,245
FHLB advances	2,792	(41,483)	(38,691)	2,764	(30,890)	(28,126)

Total interest-bearing liabilities	399,929	637,648	1,037,577	871,897	(148,419)	723,478

Net interest income (loss)	$(319,790)	$620,101	$300,311	$284,980	$178,365	$463,345

        Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume changes have been determined by multiplying the prior years' average rate by the change in average balances outstanding. The rate change is the difference between the net change and the volume change.

II.
DEBT SECURITIES

        The Company had no debt securities as of December 31, 2007 and 2006.

III.
LOAN PORTFOLIO

A.
Loan Types.

          The following schedule details the loans of the Company at December 31, 2007 and 2006:

	December 31 2007	December 31 2006
Consumer installment	$3,781,485	$4,579,391
Commercial	17,124,587	17,305,221
Commercial real estate	56,192,105	38,504,482
Residential mortgage	15,844,751	17,288,690

	92,942,928	77,677,784
Less:
Estimated allowance for loan losses	1,094,083	617,956

Loans, net	$91,848,845	$77,059,828

  B.
  Maturities and Sensitivities of Loans to Changes in Interest Rates

        The following schedule details maturities and sensitivities to interest rate changes for loans and deposits as of December 31, 2007:

	Within 1 year	1 to 5 years	Over 5 years	Total
Uses of Funds:
Loans
Installment	$1,451,991	$2,307,359	$22,135	$3,781,485
Commercial	10,346,839	6,742,754	34,994	17,124,587
Commercial real estate	23,410,329	28,595,399	4,186,377	56,192,105
Mortgage	6,063,209	7,147,033	2,634,509	15,844,751

Total Loans	41,272,368	44,792,545	6,878,015	92,942,928
FHLB stock	258,800	—	—	258,800
Deposits	434,388	—	—	434,388
Federal funds sold	10,607,427	—	—	10,607,427
Bank owned life insurance	—	—	2,246,146	2,246,146

Total earning assets	$52,572,983	$44,792,545	$9,124,161	$106,489,689

Sources of funds:
Deposits:
Interest-bearing
Money market, interest checking and savings	$31,787,128	$—	$—	$31,787,128
Time deposits	60,253,616	635,641	—	60,889,257

Total Deposits	92,040,744	635,641	—	92,676,385
Borrowings	839,677	1,086,349	—	1,926,026

Total interest-bearing liabilities	$92,880,421	$1,721,990	$—	$94,602,411

Net repricing gap	$(40,307,438)	$43,070,555	$9,124,161	$11,887,278

Rate sensitivity gap:
Net repricing gap as a percentage of total earning assets	(37.85)%	40.44%	8.57%	11.16%

Cumulative Gap	$(40,307,438)	$2,763,117	$11,887,278

Cumulative gap as a percentage of total earning assets	(37.85)%	2.59%	11.16%

Rate Risk:
Loans with fixed rates	$8,366,700	$17,666,163	$3,500	$26,036,363
Loans with variable/adjusted rate	32,905,668	27,126,382	6,874,515	66,906,565

	$41,272,368	$44,792,545	$6,878,015	$92,942,928

  C.
  Risk Elements

        The following table presents information regarding nonaccrual, past due and restructured loans at December 31, 2007 and 2006:

	2007	2006
Loans accounted for on a non-accrual basis:
Number	8	19
Amount	$149,244	$1,526,880
Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal or interest payments:
Number	0	0
Amount	$—	$—
Loans defined as "troubled debt restructurings"
Number	0	0
Amount	$—	$—

        Accrual of interest is discontinued on a loan when management of the Company determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

        The Bank has specifically identified and evaluated $4,035,939 and $1,155,496 in impaired loans at December 31, 2007 and 2006, respectively. The Bank has reserved $438,069 and $54,428 related to these specifically evaluated loans as of December 31, 2007 and 2006, respectively.

        The Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment. Loans collectively evaluated for impairment, with a classification of substandard or doubtful, as of December 31, 2007 and 2006, were $2,233,949 and $270,068, respectively. The Bank has reserved $96,422 and $82,742 related to these loans as of December 31, 2007 and 2006, respectively.

        There are no other loans which are not disclosed above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

IV.
SUMMARY OF LOAN LOSS EXPERIENCE

        The following schedule details selected information related to the estimated allowance for loan loss account of the Company at December 31, 2007 and 2006:

	December 31
	2007	2006
Balance at beginning of year	$617,956	$697,013
Provision charged to expense	930,963	(23,758)
Charge offs:
Installment loans	(39,985)	(37,039)
Commercial	(342,789)	(18,660)
Mortgage	(49,335)	—
Overdrafts	(66,788)	—

Total Charge Offs	(498,897)	(55,699)

Recoveries:
Installment loans	16,420	—
Commercial	14,941	400
Mortgage	1,342	—
Overdrafts	11,358	—

Total Loan Recoveries	44,061	400

Net Charge Offs	(454,836)	(55,299)

Balance at end of year	$1,094,083	$617,956

Ratio of net charge offs during the period to average loans outstanding during the period	0.54%	0.08%

Allowance for loan losses as a percent of year end loans	1.18%	0.80%

        At December 31, 2007 and 2006, the allowance for loan losses was allocated as follows:

	December 31, 2007		December 31, 2006
	Amount	Percentage of loan in each category to total loans	Amount	Percentage of loan in each category to total loans
Installment	$33,695	4.04%	$43,811	5.84%
Commercial	371,871	18.42%	182,610	22.28%
Commercial real estate	584,675	60.46%	304,864	49.57%
Mortgage	88,027	17.05%	86,671	22.26%
Overdrafts	15,815	0.03%	—	0.05%

	$1,094,083	100.00%	$617,956	100.00%

        Nonaccrual and Past Due Loans:

	2007	2006
Principal:
Nonaccrual loans	$149,244	$1,526,880
Loans past due 90 days or more and still accruing	—	—

	$149,244	$1,526,880

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

V.
DEPOSITS

        The average amounts and average interest rates for deposits for 2007 and 2006 are detailed in the following schedule:

	Years Ended December 31,
	2007		2006
Deposit Category	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Noninterest-bearing demand	$9,737,015	N/A	$8,269,520	N/A
NOW deposits	25,847,380	4.04%	23,018,915	3.73%
Savings deposits	4,393,937	2.09%	4,978,901	1.97%
Time deposits	52,420,766	5.10%	39,417,361	4.50%

        The following schedule details the amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2007:

Certificates of Deposit
3 months or less	$7,840,305
3-6 months	6,370,989
6-12 months	6,522,558
Over 12 months	100,391

Total	$20,834,243

VI.
RETURN ON EQUITY AND ASSETS

        Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

	Year Ended December 31,
	2007	2006
Return on average assets	-0.18%	0.56%
Return on average equity	-2.11%	5.79%
Average equity to average assets ratio	8.65%	9.70%
Dividend payout ratio	N/A	N/A

VII.
SHORT-TERM BORROWINGS

  Federal Home Loan Bank Advances:

        Pursuant to collateral agreements with Federal Home Loan Bank (FHLB), the advances are collateralized by specific first mortgage loans. The FHLB's required unpaid principal balance of eligible mortgages was $3,568,683 and $3,192,605 at December 31, 2007 and 2006, respectively. The advances at December 31, 2007 and 2006, have the maturity dates as follows:

Maturity Date	Interest Rate	December 31, 2007
01/01/08	3.50%	$14,559
04/01/10	3.56	591,349
05/01/08	2.64	7,792
06/01/08	3.28	637,240
08/01/08	2.85	30,067
08/01/08	2.99	56,664
11/01/08	3.54	93,355
03/20/09	5.18	75,000
01/01/11	4.37	420,000

		$1,926,026

Maturity Date	Interest Rate	December 31, 2006
12/01/07	3.11%	$8,930
12/01/07	3.83	456,250
01/01/08	3.50	15,743
12/20/07	3.60	30,000
04/01/10	3.56	637,877
05/01/08	2.64	26,492
06/01/08	3.28	687,266
08/01/08	2.85	34,887
08/01/08	2.99	61,108
11/01/08	3.54	100,240
03/01/07	2.91	234,366
03/20/09	5.18	75,000

		$2,368,159

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information set forth on pages 22 through 36 of Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Reports of Independent Registered Public Accounting Firms, Consolidated Financial Statements and supplementary data required by Item 8 are set forth on pages F-1 through F-24 of this Report and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        a)    Evaluation of Disclosure Controls and Procedures.    The Corporation maintains disclosure controls and procedures, as defined in Rule 13a-15(a) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer. The Corporation carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure control and procedures were effective.

        b)    Changes in Internal Controls and Procedures.    There were no changes in the Corporation's internal control over financial reporting during the Corporation's fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

  Management's Report on Internal Control over Financial Reporting

        The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation's internal control system was designed to provide reasonable assurance to the Corporation's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2007, the Corporation's internal control over financial reporting is effective based on those criteria.

        This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only management's report in this annual report.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information relating to our directors and executive officers will be contained in a definitive Proxy Statement involving the election of directors at the annual meeting of shareholders to be May 20, 2008 and such information is incorporated herein by reference.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:
(2)	Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.
(3)	Exhibits:
Exhibit No.	Description
3.1*	Charter of American Patriot Financial Group, Inc.
3.2*	Bylaws of American Patriot Financial Group, Inc.
10.1*	Share Exchange Agreement between American Patriot Financial Group, Inc. (F/K/A BG Financial Group, Inc.) and American Patriot Bank (F/K/A Bank of Greeneville), effective January 23, 2004
10.2**	Stock Option Agreement between American Patriot Bank and J. Robert Grubbs
10.3**	Stock Option Agreement between American Patriot Bank and T. Don Waddell
10.4**	Purchase and Assumption Agreement between American Patriot Bank (F/K/A Bank of Greeneville) and First Community Bank of East Tennessee, dated July 6, 2001
21.1	Subsidiaries of American Patriot Financial Group, Inc.
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

*
Previously filed as an exhibit to a Form 8-K filed by American Patriot Financial Group, Inc. (F/K/A BG Financial Group, Inc.) with the Commission on May 21, 2004.

**
Previously filed as an exhibit to American Patriot Bank's (F/K/A Bank of Greeneville) Registration Statement on Form 10-SB, as filed with the Federal Deposit Insurance Corporation on April 27, 2002.

Signatures

        Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PATRIOT FINANCIAL GROUP, INC.
By:	/s/ JERRY A. SIMMERLY Jerry A. Simmerly, President and Chief Executive Officer
Date: March 31, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as directors.

By:	/s/ LEONARD B. LAWSON Leonard B. Lawson	By:	/s/ WENDY C. WARNER Wendy C. Warner
Date: March 31, 2008		Date: March 31, 2008
By:	/s/ JERRY A. SIMMERLY Jerry A. Simmerly	By:	/s/ ROGER A. WOOLSEY Roger A. Woolsey
Date: March 31, 2008		Date: March 31, 2008
By:	/s/ WILLIAM J. SMEAD William J. Smead
Date: March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American Patriot Financial Group, Inc.
Greeneville, Tennessee

        We have audited the consolidated balance sheet of American Patriot Financial Group, Inc. and subsidiary (the Company) as of December 31, 2007, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Patriot Financial Group, Inc. and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

        We were not engaged to examine management's assertion about the effectiveness of American Patriot Financial Group, Inc.'s internal control over financial reporting as of December 31, 2007, included in Management's Report on Internal Control Over Financial Reporting found in Item 9A(T) of Form 10-K for fiscal year ended December 31, 2007, and, accordingly, we do not express an opinion thereon.

/s/ HAZLETT, LEWIS & BIETER, PLLC

Chattanooga, Tennessee
March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors of
BG Financial Group, Inc.:

        We have audited the accompanying consolidated balance sheets of BG Financial Group, Inc. and Subsidiary (the Company) as of December 31, 2006 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BG Financial Group, Inc. and Subsidiary as of December 31, 2006 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with U.S. generally accepted accounting principles.

/s/PERSHING YOAKLEY & ASSOCIATES, P.C.

Knoxville, Tennessee
April 10, 2007

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Cash and due from banks	$4,462,015	$3,263,969
Federal funds sold	10,607,427	12,224,443

Cash and cash equivalents	15,069,442	15,488,412
Federal Home Loan Bank stock, at cost	258,800	258,800
Loans, net of allowance for loan losses of $1,094,083 in 2007 and $617,956 in 2006	91,848,845	77,059,828
Premises and equipment, net	5,571,514	3,799,519
Accrued interest receivable	548,410	506,906
Deferred tax assets, net	319,297	166,545
Foreclosed assets	475,366	393,900
Cash surrender value of bank owned life insurance	2,246,146	—
Other assets	196,503	78,771

Total Assets	$116,534,323	$97,752,681

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing
Demand	$12,352,954	$9,326,547
Interest-bearing
Money market, interest checking and savings	31,787,128	28,496,934
Time deposits	60,889,257	44,679,571

Total Deposits	105,029,339	82,503,052
Accrued interest payable	813,069	698,825
Other liabilities	108,887	247,026
Securitized borrowings	—	3,099,091
Federal Home Loan Bank advances	1,926,026	2,368,159

Total Liabilities	107,877,321	88,916,153

Commitments and Contingencies (Note 10 and 16)
STOCKHOLDERS' EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,314,391 shares at December 31, 2007 and 2,311,071 shares at December 31, 2006	771,362	770,256
Additional paid-in capital	6,942,260	6,932,307
Retained earnings	943,380	1,133,965

Total Stockholders' Equity	8,657,002	8,836,528

Total Liabilities and Stockholders' Equity	$116,534,323	$97,752,681

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
Interest and dividend income:
Loans, including fees	$7,480,371	$6,124,535	$5,149,519
Dividends on Federal Home Loan Bank stock	17,068	14,520	11,780
Federal funds sold and other	526,782	547,278	338,211

Total interest and dividend income	8,024,221	6,686,333	5,499,510

Interest expense:
Deposits	3,807,222	2,730,954	1,979,350
Borrowed funds	72,782	111,473	139,599

Total interest expense	3,880,004	2,842,427	2,118,949

Net interest income before provision for loan losses	4,144,217	3,843,906	3,380,561
Provision for (benefit from) loan losses	930,963	(23,758)	(555,222)

Net interest income after provision for (benefit from) loan losses	3,213,254	3,867,664	3,935,783

Noninterest income:
Service charges on deposit accounts	552,057	300,153	310,935
Fees from origination of mortgage loans sold	73,702	97,710	118,353
Investment sales commissions	67,847	113,106	100,066
Other	63,803	36,814	35,905

Total noninterest income	757,409	547,783	565,259

Noninterest expenses:
Salaries and employee benefits	2,186,911	1,834,310	1,880,425
Occupancy	602,754	488,040	481,813
Advertising	123,013	88,523	121,858
Data processing	277,826	217,919	191,202
Legal and professional	413,977	347,595	366,128
Other operating	723,208	624,724	532,225

Total noninterest expense	4,327,689	3,601,111	3,573,651

Net income (loss) before income taxes	(357,026)	814,336	927,391
Income tax expense (benefit)	(166,441)	318,631	342,981

Net income (loss)	$(190,585)	$495,705	$584,410

Per share information:
Basic net income (loss) per common share	$(0.08)	$0.21	$0.25
Diluted net income (loss) per common share	$(0.08)	$0.20	$0.24
Weighted average basic shares outstanding	2,312,443	2,310,771	2,308,609
Weighted average diluted shares outstanding	2,414,158	2,459,005	2,480,337

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2007, 2006 and 2005

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance, December 31, 2004	2,307,075	$768,925	$6,920,322	$53,850	$7,743,097
Comprehensive income:
Net income		—	—	584,410	584,410

Total comprehensive income					584,410

Issuance of 3,996 shares of common stock under stock option plan	3,996	1,331	11,985	—	13,316

Balance, December 31, 2005	2,311,071	770,256	6,932,307	638,260	8,340,823
Comprehensive income:
Net income		—	—	495,705	495,705

Total comprehensive income					495,705

Balance, December 31, 2006	2,311,071	770,256	6,932,307	1,133,965	8,836,528
Comprehensive income:
Net loss		—	—	(190,585)	(190,585)

Total comprehensive loss					(190,585)

Issuance of 3,320 shares of common stock under stock option plan	3,320	1,106	9,953	—	11,059

Balance, December 31, 2007	2,314,391	$771,362	$6,942,260	$943,380	$8,657,002

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(190,585)	$495,705	$584,410
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Provision for (benefit from) loan losses	930,963	(23,758)	(555,222)
Write-down of foreclosed assets	39,809	37,600	19,149
Depreciation	273,306	255,904	304,513
Realized loss on sales of premises and equipment	—	—	4,913
Realized loss on sales of foreclosed assets	72,794	33,997	8,543
Deferred income tax expense (benefit)	(152,752)	70,198	364,564
Federal Home Loan Bank stock dividends	—	(14,300)	(18,000)
Increase in cash surrender value of bank owned life insurance	(46,146)	—	—
Net change in:
Accrued interest receivable	(41,504)	(88,577)	(29,021)
Other assets	(117,732)	83,640	(8,343)
Other liabilities	(138,139)	38,413	(369,287)
Accrued interest payable	114,244	345,291	150,970

Net cash provided by operating activities	744,258	1,234,113	457,189

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of bank owned life insurance	(2,200,000)	—	—
Proceeds from sales of foreclosed assets	157,856	175,039	731,061
Loan originations and principal collections, net	(16,071,905)	(13,005,702)	7,970,500
Additions to premises and equipment	(2,045,301)	(277,442)	(191,907)

Net cash provided by (used in) investing activities	(20,159,350)	(13,108,105)	8,509,654

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits (non-time deposits)	6,316,601	7,128,687	7,891,977
Net change in time deposits	16,209,686	671,677	(11,576,516)
Net increase (decrease) in securitized borrowings	(3,099,091)	3,099,091	—
Federal Home Loan Bank advances	420,000	75,000	—
Federal Home Loan Bank repayments	(862,133)	(1,885,893)	(180,294)
Issuance of common stock	11,059	—	13,316

Net cash provided by (used in) financing activities	18,996,122	9,088,562	(3,851,517)

Net change in cash and cash equivalents	(418,970)	(2,785,430)	5,115,326
Cash and cash equivalents at beginning of year	15,488,412	18,273,842	13,158,516

Cash and cash equivalents at end of year	$15,069,442	$15,488,412	$18,273,842

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$3,765,760	$2,497,136	$1,964,685
Income taxes paid	$238,000	$102,000	$148,090
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Foreclosed/repossessed assets sold during the period and financed through loans	$20,000	$184,350	$65,412
Loans moved to foreclosed/repossessed assets	$351,925	$208,607	$950,795

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

        The accounting and reporting policies of American Patriot Financial Group, Inc. and subsidiary (Company) conform with generally accepted accounting principles and practices within the banking industry. The policies that materially affect financial position and results of operations are summarized as follows:

Principles of Consolidation

        The consolidated financial statements include the accounts of American Patriot Financial Group, Inc.—formerly BG Financial Group, Inc. and its wholly-owned subsidiary, American Patriot Bank (Bank)—formerly Bank of Greeneville. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

        The Company is a bank-holding company which owns all of the outstanding common stock of American Patriot Bank (Bank). The Bank provides a variety of financial services through their locations in Greeneville and Maryville, Tennessee and surrounding areas. The Bank's primary deposit products are demand deposits, savings accounts, and certificates of deposit. Its primary lending products are commercial loans, real estate loans, and installment loans.

Use of Estimates

        In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within ninety days.

Loans

        The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Greeneville and Maryville, Tennessee and surrounding areas. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs and the allowance for loan losses. Interest income is accrued on the unpaid principal balance. The Bank does not defer loan fees and related loan origination costs. Based on management's assessments, the difference between deferral and immediate recognition of such fees and related costs is not material.

        The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

        All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

        The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

        A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Foreclosed Assets

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Premises and Equipment

        Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Transfers of Financial Assets

        Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Advertising Costs

        Advertising costs are expensed as incurred.

Stock Option Plan

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

        The Company elected to adopt SFAS 123(R) on July 1, 2005 under the modified prospective method. Prior to adopting SFAS 123 (R), the Board of Directors approved that all non-vested employee stock options granted to become fully vested and exercisable as of May 17, 2005. Accordingly, no compensation cost was recognized prior to the adoption of SFAS 123 (R). No additional options have been granted after July 1, 2005; therefore, no compensation cost is recognized in the consolidated statements of income.

        The Company had applied APB Opinion No. 25 and related Interpretations, in accounting for the stock option plan prior to July 1, 2005. Under APB No. 25, stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and therefore, no compensation cost is recognized for them.

Income Taxes

        Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes related primarily to differences between the tax basis and the financial statement carrying amounts of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Segment Reporting

        Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information provides for the identification of reportable segments on the basis of discreet business units and their financial information to the extent such units are reviewed by an entity's chief decision maker (which can be an individual or group of management persons). The Statement permits aggregation or combination of segments that have similar characteristics. In the Company's operations, each bank branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services. Accordingly, the Company's consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

Earnings Per Share

        Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per share. There were 35,900, 18,200 and 17,300 antidilutive stock options for 2007, 2006 and 2005 respectively. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

Recent Accounting Pronouncements

        In March 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 156, Accounting for Servicing of Financial Assets, ("SFAS 156") an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("SFAS 140") which requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company adopted SFAS 156 on January 1, 2007. The adoption of SFAS 156 did not have any material impact on the Company's consolidated financial condition or results of operation.

        In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48"). FIN 48 became effective for fiscal years beginning after December 15, 2006. FIN 48 applies to all income tax positions subject to FASB Statement No. 109, Accounting for Income Tax ("SFAS 109"), including tax positions considered to be routine and those with a high degree of uncertainty. FIN 48 did not have a material impact on the Company's consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS" 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company's consolidated financial statements.

        In September 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, ("EITF 06-04") which requires employers that enter into endorsement split-dollar life insurance arrangements that provide an employee with a postretirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employer. Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee's retirement. The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability. The consensus in EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company intends to adopt EITF 06-4 effective January 1, 2008. The Company is currently evaluating the impact this guidance will have on the Company's financial position and results of operation.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company did not choose to early adopt this standard and does not expect the implementation of SFAS 159 to have a material impact on its financial position or results of operations.

        In March 2007, the EITF reached a final consensus on Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements, ("EITF 06-10"). EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No. 12. EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 are effective for the Company on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or as a change in accounting principle through retrospective application to all prior periods. The Company does not expect adoption of EITF 06-10 to have a significant impact on its consolidated financial statements, results of operations or liquidity.

        The company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Reclassification

        Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation.

Note 2.    Restrictions On Cash and Due From Banks

        The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2007 and 2006, these reserve balances amounted to $25,000 and $25,000, respectively.

Note 3.    Federal Home Loan Bank Stock

        As a member of the Federal Home Loan Bank (FHLB), the Bank is required to maintain stock in an amount equal to at least .15% of total assets and 4% of outstanding FHLB advances. Federal Home Loan Bank stock is carried at cost and maintained by the Bank at par value of $100 per share.

Note 4.    Loans

        A summary of the balances of loans follows:

	December 31, 2007	December 31, 2006
Consumer installment	$3,781,485	$4,579,391
Commercial	17,124,587	17,305,221
Commercial real estate	56,192,105	38,504,482
Residential mortgage	15,844,751	17,288,690

	92,942,928	77,677,784
Less:
Allowance for loan losses	(1,094,083)	(617,956)

Loans, net	$91,848,845	$77,059,828

        An analysis of the allowance for loan losses follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Balance, beginning	$617,956	$697,013	$1,607,559
Provision for (benefit from) loan losses	930,963	(23,758)	(555,222)
Recoveries of loans previously charged-off	44,061	400	9,855

	1,592,980	673,655	1,062,192
Loans charged-off	498,897	55,699	365,179

Balance, ending	$1,094,083	$617,956	$697,013

        The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31, 2007	December 31, 2006
Impaired loans with a specific valuation allowance	$4,035,939	$1,155,496

Total specifically evaluated impaired loans	$4,035,939	$1,155,496

Specific valuation allowance related to impaired loans	$438,069	$54,428
Past-due loans ninety days or more and still accruing	$—	$—
Total non-accrual loans	$149,244	$1,526,880

	Years Ended December 31,
	2007	2006	2005
Average investment in specifically evaluated impaired loans	$3,920,969	$1,209,424	$1,685,714
Interest income recognized on impaired loans	$230,007	$27,556	$27,344
Interest income recognized on a cash basis on impaired loans	$219,914	$27,556	$27,344

        In addition to the specifically evaluated impaired loans above, the Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment. Loans collectively evaluated for impairment, with a classification of substandard or doubtful, as of December 31, 2007 and 2006, were $2,233,949 and $270,068, respectively. The Bank has reserved $96,422 and $82,742 related to these loans as of December 31, 2007 and 2006, respectively.

        No additional funds are committed to be advanced in connection with impaired loans.

        The Bank's only significant concentration of credit at December 31, 2007, occurred in real estate loans which totaled approximately $72 million. While real estate loans accounted for 78 percent of total loans, these loans were primarily residential development and construction loans, residential mortgage loans, and commercial loans secured by commercial properties. Substantially all real estate loans are secured by properties located in Tennessee.

        The amounts of loans due directly from officers and directors of the Company or indirectly from corporations, partnerships or ventures in which these individuals have an interest were $3,780,866 and $847,430 at December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, total principal additions were $3,920,857 and $2,377,740, respectively, and total principal payments were $987,421 and $2,535,599, respectively.

Note 5.    Premises and Equipment

        The major classes of premises and equipment and the total accumulated depreciation are as follows:

	December 31, 2006	December 31, 2007
Land	$1,670,363	$1,170,363
Land for future development	564,712	564,712
Premises and improvements	2,575,058	1,420,548
Furniture and equipment	2,274,731	1,827,363
Construction in process	22,186	78,763

	7,107,050	5,061,749
Less: Accumulated depreciation	(1,535,536)	(1,262,230)

	$5,571,514	$3,799,519

        Depreciation and amortization expense of premises and equipment for 2007, 2006, and 2005 was $273,306, $255,904 and $304,513, respectively.

        Rental expense under operating leases for 2007, 2006 and 2005 was $48,308, $40,952 and $23,599, respectively.

        Future minimum rental payments required under noncancelable operating leases for equipment and data processing fees under operating agreements were as follows:

2008	$27,895
2009	25,663
2010	22,537
2011	19,129
2012	9,173

$104,397

Note 6.    Federal Home Loan Bank Advances

        Pursuant to collateral agreements with Federal Home Loan Bank (FHLB), the advances are collateralized by specific first mortgage loans. The FHLB's required unpaid principal balance of eligible mortgages was $3,568,683 at December 31, 2007. The advances at December 31, 2007, have maturity dates as follows:

Maturity Date	Interest Rate	December 31, 2007
01/01/08	3.50	$14,559
04/01/10	3.56	591,349
05/01/08	2.64	7,792
06/01/08	3.28	637,240
08/01/08	2.85	30,067
08/01/08	2.99	56,664
11/01/08	3.54	93,355
03/20/09	5.18	75,000
01/01/11	4.37	420,000

		$1,926,026

        As of December 31, 2007, the Company had $250,000 available in unfunded letters of credit with the FHLB.

Note 7.    Securitized Borrowings

        Securitized borrowings amounted to $3,099,091 at December 31, 2006. Pursuant to SFAS No. 140, certain loan participation agreements did not qualify for sale accounting due to buyback provisions included within the agreement, thus the Company had not surrendered control over the transferred loans and had accounted for the transfers as securitized borrowings. During 2007, the Company amended all participation loan agreements. As a result, all loan participation agreements became eligible for sale accounting in accordance with SFAS No. 140 and were short-term in nature.

Note 8.    Income Tax Matters

        Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007	2006
Deferred Tax Assets:
Allowance for loan losses	$418,925	$236,616
Amortization of intangibles, start-up cost and organizational costs	22,209	25,374
Interest on non-accrual loans	8,415	53,913
Other	34,436	17,001

	483,985	332,904
Deferred Tax Liabilities:
Depreciable assets	164,688	166,359

Net deferred tax assets	$319,297	$166,545

        The provision for income taxes charged to income for the years ended December 31, 2007, 2006, and 2005 consists of the following:

	2007	2006	2005
Current tax expense (benefit)	$(13,689)	$248,433	$(21,583)
Deferred tax expense (benefit)	(152,752)	70,198	364,564

Total income tax expense (benefit)	$(166,441)	$318,631	$342,981

        The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2007, 2006, and 2005, due to the following:

	2007	2006	2005
Computed "expected" tax expense (benefit)	$(121,389)	$276,874	$315,313
State income tax, net of federal benefits	(15,316)	34,935	39,785
Other, net	(29,736)	6,822	(12,117)

	$(166,441)	$318,631	$342,981

Note 9.    Deposits

        The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 was $20,834,243 and $15,314,271, respectively.

        At December 31, 2007, the scheduled maturities of time deposits are as follows:

2008	$60,245,282
2009	417,548
2010	216,427
2011	10,000

$60,889,257

        Deposits from related parties held by the Bank at December 31, 2007 and 2006, amounted to approximately $683,647 and $984,626 respectively.

Note 10.    Financial Instruments With Off-Balance-Sheet Risk

        In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2007 and 2006, undisbursed loan commitments aggregated $13,853,961 and $12,102,294 respectively. In addition, there were outstanding standby letters of credit totaling $144,978 and $466,000 respectively.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income- producing commercial properties.

        Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

Note 11.    Regulatory Matters

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2007, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action according to the most recent notification from the Federal Deposit Insurance Corporation. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank's category.

        The Company's and the Bank's actual capital amounts and ratios are as follows:

	Actual			For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of December 31, 2007 (in Thousands)
Tier 1 Capital (To Average assets):
Consolidated	$8,657	7.71	%≥	$4,495≥	4	%≥	N/A	N/A
American Patriot Bank	$8,610	7.66	%≥	$4,493≥	4	%≥	$5,617≥	5%
Tier 1 Capital (To Risk Weighted Assets):
Consolidated	$8,657	9.06	%≥	$3,826≥	4	%≥	N/A	N/A
American Patriot Bank	$8,610	9.01	%≥	$3,822≥	4	%≥	$5,733≥	6%
Total Capital (To Risk Weighted Assets):
Consolidated	$9,751	10.20	%≥	$7,651≥	8	%≥	N/A	N/A
American Patriot Bank	$9,704	10.16	%≥	$7,644≥	8	%≥	$9,552≥	10%
As of December 31, 2006 (in Thousands)
Tier 1 Capital (To Average assets):
Consolidated	$8,837	9.80	%≥	$3,607≥	4	%≥	N/A	N/A
American Patriot Bank	$8,803	9.76	%≥	$3,606≥	4	%≥	$4,508≥	5%
Tier 1 Capital (To Risk Weighted Assets):
Consolidated	$8,837	11.69	%≥	$3,024≥	4	%≥	N/A	N/A
American Patriot Bank	$8,803	11.65	%≥	$3,024≥	4	%≥	$4,535≥	6%
Total Capital (To Risk Weighted Assets):
Consolidated	$9,454	12.51	%≥	$6,048≥	8	%≥	N/A	N/A
American Patriot Bank	$9,420	12.46	%≥	$6,047≥	8	%≥	$7,559≥	10%

Note 12.    Fair Value of Financial Instruments

        The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement of Financial Accounting Standards No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

        The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents

        The carrying amounts of cash and federal funds sold approximate fair values.

Federal Home Bank Loan Stock

        The carrying value of the stock held in the Federal Home Loan Bank approximates fair value based on the stock redemption provisions of the issuer.

Loans

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

Cash Surrender Value of Bank-Owned Life Insurance

        The carrying value of bank-owned life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Deposits

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

Federal Home Loan Bank Advances

        The fair values of the Company's Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Securitized Borrowings

        The carrying amounts of securitized borrowings approximate fair value.

Accrued Interest Payable

        The carrying amounts of accrued interest payable approximate fair value.

Off-Balance Sheet Credit-Related Instruments

        Commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded.

        The estimated fair values of the Company's financial instruments are as follows at December 31:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$15,069,442	$15,069,442	$15,488,412	$15,488,412
Federal Home Loan Bank stock	258,800	258,800	258,800	258,800
Loans, net	91,848,845	91,708,676	77,059,828	76,758,427
Accrued interest receivable	548,410	548,410	506,906	506,906
Cash surrender value of BOLI	2,246,146	2,246,146	—	—
Financial Liabilities:
Deposits	105,029,339	105,343,715	82,503,052	82,511,613
Accrued interest payable	813,069	813,069	698,825	698,825
Securitized borrowings	—	—	3,099,091	3,099,091
Federal Home Loan Bank advances	1,926,026	1,962,166	2,368,159	2,370,544

Note 13.    Employee Benefit Plans

        The Company has a retirement savings 401(k) plan in which all employees may participate. To be eligible, an employee must complete six (6) months of service and reach their entry date. An entry date is the first day of the Plan Year quarter coinciding with or following the date that satisfies the Plan's eligibility requirements. For 2007, employees may make pretax, voluntary contributions in amounts up to $15,500 (age 49 or less) and $20,500 (age 50 and older). The Company may make discretionary matching contributions equal to a uniform percentage of tiered salary deferrals. This percentage will be determined each year. The Company's expense for the plan was $3,484, $31,328 and $46,144 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 14.    Stock Option Plan

        The Company has an employee Stock Option Plan (the Plan) under which certain employees may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum number of shares of the Company's common stock available for issuance under the Plan is 375,000 shares. The maximum number of shares available for future grants under the Plan was 106,390 shares for the year ended December 31, 2007, and 73,700 shares for the year ended December 31, 2006. Under the Plan, the option exercise price is equal to the fair market value of the Company's common stock at the date of the grant. The options expire on the tenth anniversary of the date of the option. As discussed in Note 1, management elected to vest all remaining stock options during 2005. Proceeds received by the Company from exercises of the stock options are credited to common stock and additional paid-in capital.

        The following table illustrates the effect on the Company's net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation prior to the adoption of SFAS No. 123(R):

2005
Net earnings (loss):
As reported	$584,410
Pro forma, net of related taxes	$458,735
Basic earnings (loss) per share:
As reported	$0.25
Pro forma, net of related taxes	$0.20
Diluted earnings (loss) per share:
As reported	$0.24
Pro forma, net of related taxes	$0.18

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2005
Risk-free interest rate	4.21%
Expected volatility of common stock	27.40%
Dividend yield	0.00%
Expected life of options	10.0 years

        The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company's history and expectation of dividend payouts.

        A summary of the status of the Company's stock option plan is presented below:

	Years Ended December 31,
	2007			2006		2005
	Shares	Average Exercise Price	Aggregate Intrinsic Value(1)	Shares	Average Exercise Price	Shares	Average Exercise Price
Outstanding at beginning of year	242,629	$5.12		242,629	$5.12	246,125	$5.06
Granted	—	—		—	—	700	17.00
Exercised	(3,320)	3.33		—	—	(3,996)	3.33
Forfeited	(32,690)	5.95		—	—	(200)	17.00

Outstanding at end of year	206,619	$5.01	$596,539	242,629	$5.12	242,629	$5.12

Options exercisable at year-end	206,619	$5.01	$596,539	242,629	$5.12	242,629	$5.12

Weighted-average fair value of options granted during the year	$—		$—			$8.12

(1)
The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on changes in the market value of the Company's stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

        The following tables summarize the information about the stock options outstanding and exercisable at December 31, 2007:

	Stock Options Outstanding
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years
$ 3.33	155,719	3.5
$ 5.33	15,000	4.0
$ 7.33	15,300	4.7
$ 7.67	2,400	4.8
$13.00	900	5.8
$17.00	1,000	6.6
$17.00	700	6.7
$17.00	15,000	6.7
$19.00	600	7.3

	206,619	3.9

Note 15.    Salary Deferral Plan

        During 2007, the Company adopted a nonqualified salary deferral plan for certain directors and key officers. As a result, the Company is the owner of single premium life insurance policies on the life of each participant and is the beneficiary of the policy values, which have an aggregate face value amount of $6,244,029. The cash surrender value of the policies as of December 31, 2007 is $2,246,146, which is reflected in the accompanying consolidated balance sheet. Additionally, the associated net non-cash income, of which is included in the cash surrender value, is $46,146 for the year ended December 31, 2007.

        The Company recognized $30,536 in compensation expense related to the salary deferral plan for the year ended December 31, 2007, which is included in salaries and employee benefits in the accompanying consolidated statements of income. At December 31, 2007, included in other liabilities in the accompanying consolidated balance sheet is $30,536 which represents the net present value of future obligations owed the participants in the salary deferral plan.

Note 16.    Contingencies

        The Bank is involved in certain claims arising from normal business activities. Management believes that those claims are without merit and that the ultimate liability, if any, resulting from them will not materially affect the Bank's financial condition or the Company's consolidated financial position.

Note 17.    Liquidity and Capital Resources

        The Company's primary source of funds with which to pay its future obligations is the receipt of dividends from its subsidiary bank. Banking regulations provide that the Bank must maintain capital sufficient to enable it to operate as a viable institution and, as a result, may limit the amount of dividends the Bank may pay without prior approval. It is management's intention to limit the amount of dividends paid in order to maintain compliance with capital guidelines and to maintain a strong capital position in the Bank.

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

Note 19. Condensed Financial Statements of Parent Company

        Financial information pertaining only to American Patriot Financial Group, Inc. is as follows:

Balance Sheets

	December 31, 2007	December 31, 2006
Assets
Cash and due from banks	$2,042	$2,616
Investment in American Patriot Bank	8,610,321	8,825,015
Other assets	47,140	8,997

Total assets	$8,659,503	$8,836,628

Liabilities and Stockholders' Equity
Accrued expenses	$2,501	$100

Total liabilities	2,501	100

Stockholders' Equity
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,314,391 shares in 2007; 2,311,071 shares in 2006	771,362	770,256
Additional paid-in capital	6,942,260	6,932,307
Retained earnings	943,380	1,133,965

Total Stockholders' Equity	8,657,002	8,836,528

Total Liabilities and Stockholders' Equity	$8,659,503	$8,836,628

Statement of Income

	Year Ended December 31, 2007	Year Ended December 31, 2006
Income
Dividends from American Patriot Bank	$80,000	$47,500

Total income	80,000	47,500
Operating expenses	101,908	66,209

Loss before income taxes and equity in undistributed earnings of American Patriot Bank	(21,908)	(18,709)
Applicable income tax benefit	(46,017)	(7,063)

	24,109	(11,646)
Equity in undistributed net income(loss)	(214,694)	507,351

Net income (loss)	$(190,585)	$495,705

Statement of Cash Flows

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash flows from operating activities:
Net income (loss)	$(190,585)	$495,705
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Equity in undistributed income of American Patriot Bank	214,694	(507,351)
Depreciation	98	146
Deferred income tax expense	459	613
Increase (decrease) in other liabilities	2,401	(3,818)
(Increase) decrease in other assets	(38,700)	16,720

Net cash provided by (used in) operating activities	(11,633)	2,015

Cash flows from financing activities:
Issuance of common stock	11,059	—

Net cash provided by financing activities	11,059	—

Net increase (decrease) in cash and cash equivalents	(574)	2,015
Cash and cash equivalents at beginning of year	2,616	601

Cash and cash equivalents at end of year	$2,042	$2,616

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9A(T). CONTROLS AND PROCEDURES.
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Signatures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY Greeneville, Tennessee CONSOLIDATED BALANCE SHEETS
AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY Greeneville, Tennessee CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY Years Ended December 31, 2007, 2006 and 2005
AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY Greeneville, Tennessee CONSOLIDATED STATEMENTS OF CASH FLOWS
AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY Greeneville, Tennessee NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets
Statement of Income
Statement of Cash Flows