Form 10-Q
period 2008-03-31
American Patriot Financial Group, Inc.
filed 2008-05-15
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐  NO☒

As of May 1, 2008, there were 2,389,391 shares of common stock, $0.333 par value, issued and outstanding.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED BALANCE SHEETS

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

	As of	As of
	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash and due from banks	$3,056,649	$4,462,015
Federal funds sold	2,196,553	10,607,427
Cash and cash equivalents	5,253,202	15,069,442
Federal Home Loan Bank stock, at cost	258,800	258,800
Loans, net of estimated allowance for loan losses of $1,045,129 in 2008 and $1,094,083 in 2007	97,947,686	91,848,845
Premises and equipment, net	5,500,067	5,571,514
Accrued interest receivable	611,547	548,410
Deferred tax assets, net	310,168	319,297
Prepaid expenses	55,014	—
Foreclosed assets	434,926	475,366
Cash surrender value of bank owned life insurance	2,272,984	2,246,146
Other assets	143,753	196,503
Total Assets	$112,788,147	$116,534,323

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$10,021,261	$12,352,954
Interest-bearing
Money market, interest checking and savings	29,553,528	31,787,128
Time deposits	61,548,402	60,889,257
Total Deposits	101,123,191	105,029,339
Accrued interest payable	834,243	813,069
Other liabilities	167,734	108,887
Federal Home Loan Bank advances	1,872,412	1,926,026
Total Liabilities	103,997,580	107,877,321

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,314,391 shares at March 31, 2008 and December 31, 2007	771,362	771,362
Additional paid-in capital	6,942,260	6,942,260
Retained earnings	1,076,945	943,380
Total Stockholders’ Equity	8,790,567	8,657,002
Total Liabilities and Stockholders’ Equity	$112,788,147	$116,534,323

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007

Interest and dividend income:
Loans, including fees	$1,931,059	$1,719,123
Dividends on Federal Home Loan Bank stock	78	3,800
Federal funds sold and other	44,448	112,633
Total interest and dividend income	1,975,585	1,835,556

Interest expense:
Deposits	966,427	825,588
Borrowed funds	17,345	19,761
Total interest expense	983,772	845,349
Net interest income before provision for (benefit from) loan losses	991,813	990,207

Provision for (benefit from) loan losses	(92,129)	104,364
Net interest income after provision for (benefit from) loan losses	1,083,942	885,843

Noninterest income:
Service charges on deposit accounts	130,401	127,492
Fees from origination of mortgage loans sold	6,322	34,324
Investment sales commissions	5,478	1,651
Other	35,169	5,893
Total noninterest income	177,370	169,360

Noninterest expense:
Salaries and employee benefits	552,962	488,791
Occupancy	154,378	127,497
Advertising	18,093	18,995
Data processing	81,815	55,705
Legal and professional	102,725	81,525
Other operating	144,127	120,652
Total noninterest expense	1,054,100	893,165
Income before income taxes	207,212	162,038

Income tax expense	73,647	60,947

Net income	$133,565	$101,091

Basic earnings per common share	$.06	$.04
Diluted earnings per common share	$.06	$.04

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133,565	$101,091
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) loan losses	(92,219)	104,364
Depreciation	78,626	58,008
Gain on sale of premises and equipment	(12,300)	—
Write-down of foreclosed assets	—	12,877
Realized gain on sales of foreclosed assets	(7,221)	(200)
Deferred income tax expense (benefit)	9,128	(54,399)
Federal Home Loan Bank stock dividends	—	(3,800)
Increase in cash surrender value of bank owned life insurance	(26,838)	—
Net change in:
Accrued interest receivable	(63,137)	(44,671)
Other assets	(2,263)	(5,135)
Other liabilities	58,847	64,137
Accrued interest payable	21,174	(59,012)
Net cash provided by operating activities	97,362	173,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of foreclosed assets	86,716	1,200
Loan originations and principal collections, net	(6,045,677)	(2,439,450)
Additions to premises and equipment	(7,179)	(1,576,124)
Proceeds from sale of premises and equipment	12,300	—
Net cash used in investing activities	(5,953,840)	(4,014,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits (non-time deposits)	(4,565,293)	292,504
Net change in time deposits	659,145	4,558,220
Repayment of securitized borrowings	—	(1,610,266)
Federal Home Loan Bank repayments	(53,614)	(277,740)
Net cash provided by (used in) financing activities	(3,959,762)	2,962,718

Net change in cash and cash equivalents	(9,816,240)	(878,396)

Cash and cash equivalents at beginning of period	15,069,442	15,488,412

Cash and cash equivalents at end of period	$5,253,202	$14,610,016

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$962,598	$904,361
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended
	March 31, 2008	March 31, 2007

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Loans moved to foreclosed assets	$32,430	$27,877

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Summary of Significant Accounting Policies

Nature of Business:

American Patriot Financial Group, Inc. (the “Company”) is a bank holding company which owns all of the outstanding common stock of American Patriot Bank (the “Bank”).  The Bank provides a variety of financial services through their locations in Greeneville and Maryville, Tennessee and surrounding areas.  The Bank’s primary deposit products are demand deposits, savings accounts, and certificates of deposit.  Its primary lending products are commercial loans, real estate loans, and installment loans.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation  S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Certain amounts from prior period financial statements have been reclassified to conform to current period’s presentation.

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

Note 2.   Stock Options and Awards

No options were granted during the period ended March 31, 2008; therefore, no compensation cost is recognized in the consolidated statement of income for the period ended March 31, 2008.  The aggregate intrinsic value of options was $468,499 at March 31, 2008.  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option and the quoted market price of the Company’s common stock of $6.25 per common share for the 170,719 options that were in-the-money at March 31, 2008.

Note 3.   Earnings Per Share of Common Stock

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential dilutive common shares outstanding during the period.  Stock options are regarded as potential common shares.  Potential common shares are computed using the treasury stock method.  For the three months ended March 31, 2008, 34,900 options are excluded from the effect of dilutive securities because they are anti-dilutive; 19,000 options are similarly excluded from the effect of dilutive securities for the three months ended March 31, 2007.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common stockholders	$133,565	2,314,391	$101,091	2,310,771

Effect of dilutive securities Stock options outstanding	—	68,810	—	119,621

Diluted EPS
Income available to common shareholders plus assumed conversions	$133,565	2,383,201	$101,091	2,430,392

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS” 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  SFAS 157 did not  have a material impact on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, (“EITF 06-04”) which requires employers that enter into endorsement split-dollar life insurance arrangements that provide an employee with a postretirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employer.  Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee’s retirement.  The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability.  The consensus in EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  The Company adopted EITF 06-4 effective January 1, 2008 and its adoption did not have a material impact on the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances.  The Company did not choose to early adopt this standard and implementation of SFAS 159 did not have a material impact on its financial position or results of operations.

In March 2007, the EITF reached a final consensus on Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements, (“EITF 06-10”).  EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No. 12.  EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement.  The provisions of EITF 06-10 are effective for the Company on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or as a change in accounting principle through retrospective application to all prior periods.  Adoption of EITF 06-10 did not have a significant impact on its consolidated financial statements, results of operations or liquidity.

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

General

On January 23, 2004, American Patriot Financial Group, Inc. (formerly known as BG Financial Group, Inc.) (“Company”), a bank holding company, acquired all of the outstanding shares of American Patriot Bank (formerly known as Bank of Greeneville) (“Bank”) in a one for one stock exchange.  The Bank is a Tennessee-chartered, FDIC-insured, non-Member commercial bank offering a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumers, commercial and real estate purposes, and is the principal business of the Company. The main office of the Corporation is located at 3095 East Andrew Johnson Highway, Greeneville, Greene County, Tennessee, which is also the main office of the Bank.  This location is a 2.66 acre lot, on which there is a fully operational modular bank unit.  Other full service branch banking offices of the Bank are located at 506 Asheville Highway and 208 West Summer Street, Greeneville, Greene County, Tennessee.  During 2007 the Bank purchased property in Maryville, Tennessee at 710 South Foothills Plaza Drive.  This location is a 1.17 acre lot, on which there is a 3,272 square foot fully operational brick bank building with drive through facilities and was opened for business on July 9, 2007.  These locations are centrally located and in high traffic/exposure areas.  Automatic teller machines and overnight “deposit drops” are positioned to serve the Bank’s clients.  Additional branches may be established as market opportunities surface.

Liquidity

At March 31, 2008, the Company had liquid assets of approximately $5.3 million in the form of cash and federal funds sold compared to approximately $15.1 million on December 31, 2007.  Management believes that the liquid assets are adequate at March 31, 2008. Additional liquidity should be provided by the growth in deposit accounts and loan repayments.  The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide a credit line if necessary.  Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Company’s short term or long term liquidity.

Results of Operations

The Company had net income of $133,565 or $.06 per share for the quarter ended March 31, 2008 compared to net income of $101,091 or $.04 per share for the quarter ended March 31, 2007.  During the quarter ended March 31, 2008, the Company recorded a benefit from loan losses of $(92,129), while recording a provision for loan losses of $104,364 for the same period in 2007 (See additional discussion at Provision for / Benefit from Loan Losses).

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Interest income for the quarter ended March 31, 2008 was $1,975,585 compared to $1,835,556 for the same period in 2007. Total interest expense was $983,772 for the quarter ended March 31, 2008 compared to $845,349 in 2007 for the same period. The Company pursues local deposits aggressively with attractive interest rates, which has contributed to compression of net interest margin.  Also, the Federal Reserve Bank’s interest rate cuts over the past six months have contributed to this compression as our loan yields have repriced faster than our deposit yields. Based on the Company’s mix of interest earning assets and interest bearing liabilities, management believes that net interest margin should begin to stabilize for the remainder of the year.  Many economists now believe we are at or near the end of interest rate cuts with likely increases later in 2008. If interest rates remain stable or begin to increase, net interest margin could increase.

Provision for / Benefit from Loan Losses

The provision for (benefit from) loan losses represents a charge (or recovery) to operations necessary to establish an allowance for possible loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for (benefit from) loan losses during the three-month period ended March 31, 2008 was $(92,129) as compared to $104,364 for the same three-month period ended March 31, 2007.  During the three months ended March 31, 2008, loan charge-offs were $21,075.  The recoveries for the three-month period ended March 31, 2008 were $64,250.  The allowance for loan losses was $1,045,129 at March 31, 2008 as compared to $1,094,083 at December 31, 2007, a decrease of 4.5%.  The 4.5% decrease is due to more aggressive collection efforts on the part of management as indicated by our net recoveries during the current 2008 quarter as well as an improvement in our specifically reserved loans through obtaining additional loan collateral and payments. The allowance was approximately 1.06% of loans at March 31, 2008.  Management believes the allowance for loan losses at March 31, 2008 to be adequate.

Provision for Income Taxes

The Company’s provision for income tax expense for the three months ended March 31, 2008 was $73,647, compared to $60,947, for the same period in 2007.  The provisions represent 35.5% and 37.6% of the Company’s pretax income respectively.  Management believes the provision for income taxes for the period ended March 31, 2008 to be adequate.

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for the three months ended March 31, 2008 was $177,370, compared to $169,360 for the same period in 2007.  Earnings on the cash surrender value of bank owned life insurance (BOLI) purchased in 2007 increased $26,838 during the three months ended March 31, 2008. Service charges on deposit accounts increased $2,909 to $130,401 for the three months ended March 31, 2008 from $127,492 for the same period in 2007.  Investment sale commissions increased $3,827 to $5,478 for the three months ended March 31, 2008 when compared to the same period in 2007.  These increases were offset by a decrease of $28,002 in fees from origination of mortgage loans sold   from $34,324 during the three months ended March 31, 2007 when compared to $6,322 for the same period in 2008.  This decrease was primarily a result of the well known problems with the housing industry and turnover of key personnel in our mortgage loan department.  Management projects that noninterest income will improve during the remainder of 2008 due to  more aggressive collection of fees and renewed marketing efforts.

Noninterest Expense

Noninterest expenses totaled $1,054,100 for the three months ended March 31, 2008 as compared to $893,165 for the three months ended March 31, 2007 and consisted of employee costs, occupancy expense and other operating expenses.  Salaries and wages increased $64,171 from $488,791 for the three months ended March 31, 2007 when compared to $552,962 for the three months ended March 31, 2008. Occupancy expenses increased $26,881 from $127,497 for the three months ended March 31, 2007 when compared to $154,378 for the three months ended March 31, 2008.  Most of the increase in employee costs and occupancy expenses can be accounted for by the addition of the Maryville Branch.  The Maryville branch came on line during the second half of 2007.  Data processing fees increased by $26,110 from $55,705 for the three months ended March 31, 2007 when compared to $81,815 for the three months ended March 31, 2008.  The increase in data processing is due to the fact that we outsourced our item processing functionality to Jack Henry’s 4Sight division at the end of March 2007 and the additional cost associated with the Maryville branch addition.  Legal and professional expenses increased $21,200 from $81,525 for the three months ended Marcy 31, 2007 when compared to $102,725 for the three months ended March 31, 2008. Management continues to strengthen all departments of the Company to meet the new demands of regulatory requirements and strategic plan development, which carries with it additional legal and professional expenses.  Other noninterest expense increased $23,475 from $120,652 for the three months ended March 31, 2007 to $144,127 when compared to the three months ended March 31, 2008.  Most of the increase in other noninterest expense can be attributed to the opening of the new branch.

Financial Condition

Total assets at March 31, 2008, were $112,788,147, a decrease of $3,746,176 or 3.2% compared to 2007 year-end assets of $116,534,323.  Deposits decreased to $101,123,191 at March 31, 2008, a decrease of $3,906,148 or 3.7% from $105,029,339 at December 31, 2007. Most of the change in total assets and total deposits can be attributed to local competitive pricing of loans and deposits as well as the overall economic downturn.  Premises and equipment decreased to $5,500,067 at March 31, 2008 a decrease of $71,447 or 1.3% from $5,571,514 at December 31, 2007, primarily as a result of minimal fixed asset purchases coupled with normal depreciation charges.

The Company places an emphasis on an integrated approach to its balance sheet management.  Significant balance sheet components of loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below.

Loans

Net loans outstanding totaled $97,947,686 at March 31, 2008 compared to $91,848,845 at December 31, 2007.  Commercial and real estate loan growth accounted for almost all of the approximately $6.1 million increase for the first quarter of 2008.

Management feels the overall quality of loans remains solid.  In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection.  At March 31, 2008, one loan for $125,667 was 90 days or more past due and still accruing interest, while total loans 90 days or more past due and in non-accrual status were $137,259.  At December 31, 2007, there we no loans 90 days or more past due and still accruing interest, while total loans 90 days or more past due and in non-accrual status were $149,244.

Restricted Equity Investments

Federal Home Loan Bank (FHLB) stock at March 31, 2008 had an amortized cost of $258,800 and represents no change when compared to an amortized cost of $258,800 at December 31, 2007.   As a member of the FHLB, the Company is required to maintain stock in an amount equal to at least .15% of total assets and 4% of outstanding FHLB advances.    Federal Home Loan Bank stock is carried at cost under the available-for-sale category.  Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Deposits

Total deposits, which are the principal source of funds for the Company, were $101,123,191 at March 31, 2008, compared to $105,029,339 at December 31, 2007 representing a decrease of 3.7%.  The Company has targeted local consumers, professional and commercial businesses as its central clientele, therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.   The Company established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans. At March 31, 2008 the Company had outstanding advances of $1,872,412 at the Federal Home Loan Bank as compared to $1,926,026 at December 31, 2007.

Capital

Equity capital at March 31, 2008 was $8,790,567, an increase of $133,565 from $8,657,002 at December 31, 2007, due to a net profit of $133,565 for the first three months of 2008.

At March 31, 2008, the Bank’s capital ratios were in excess of the regulatory minimums.  Those ratios are as follows:

	Required Minimum Ratio	To be Well Capitalized	Bank
Tier 1 Leverage ratio	4.00%	5.00%	7.69%
Tier 1 risk-based capital ratio	4.00%	6.00%	8.81%
Total risk-based capital ratio	8.00%	10.00%	9.86%

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

At March 31, 2008, approximately 72% of the institution’s gross loans had adjustable rates.  Based on the asset/liability modeling, management believes that these loans reprice at a faster pace than liabilities held at the institution.  Because the majority of the institution’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin.  Floors in the majority of the institution’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at March 31, 2008, had outstanding unused lines of credit and standby letters of credit that totaled approximately $14,971,982.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate Federal funds sold or, on a short-term basis, to purchase Federal funds from other banks and to borrow from the Federal Home Loan Bank.  At March 31, 2008, the Company had established with correspondent banks the ability to purchase Federal funds if needed.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth on pages 11 through 15 of Item 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS is incorporated herein by reference.

Item 4T.  Controls and Procedures

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

b)                                     Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 1A.                RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        None.

(b)       Not applicable.

(c)        No repurchases of Company securities were made during the quarter ended March 31, 2008.

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

**Previously filed as an exhibit to American Patriot Bank’s Registration Statement on Form 10-SB, as filed with the Federal Deposit Insurance Corporation on April 27, 2002, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PATRIOT FINANCIAL GROUP, INC.
(Registrant)

DATE:	May 15, 2008	/s/ Jerry A. Simmerly
Jerry A. Simmerly
Interim Chief Executive Officer

DATE:	May 15, 2008	/s/ T. Don Waddell
T. Don Waddell
Interim Chief Financial Officer