Form 10-Q
period 2008-06-30
American Patriot Financial Group, Inc.
filed 2008-08-14
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐  NO ☒

As of August 1, 2008, there were 2,389,391 shares of common stock, $0.333 par value, issued and outstanding.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED BALANCE SHEETS

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

	As of	As of
	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash and due from banks	$2,771,050	$4,462,015
Federal funds sold	3,840,678	10,607,427
Cash and cash equivalents	6,611,728	15,069,442
Federal Home Loan Bank stock, at cost	258,800	258,800
Loans, net of estimated allowance for loan losses of $982,010 in 2008 and $1,094,083 in 2007	99,237,890	91,848,845
Premises and equipment, net	5,469,979	5,571,514
Accrued interest receivable	465,467	548,410
Deferred tax assets, net	292,791	319,297
Foreclosed assets	395,871	475,366
Cash surrender value of bank owned life insurance	2,299,822	2,246,146
Other assets	192,289	196,503
Total Assets	$115,224,637	$116,534,323

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$8,861,253	$12,352,954
Interest-bearing
Money market, interest checking and savings	27,860,750	31,787,128
Time deposits	64,315,349	60,889,257
Total Deposits	101,037,352	105,029,339
Accrued interest payable	536,049	813,069
Other liabilities	308,004	108,887
Federal Home Loan Bank advances	4,220,188	1,926,026
Total Liabilities	106,101,593	107,877,321

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,389,391 shares at June 30, 2008 and 2,314,391 shares at December 31, 2007	796,337	771,362
Additional paid-in capital	7,167,260	6,942,260
Retained earnings	1,159,447	943,380
Total Stockholders’ Equity	9,123,044	8,657,002
Total Liabilities and Stockholders’ Equity	$115,224,637	$116,534,323

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007

Interest and dividend income:
Loans, including fees	$3,686,149	$3,584,623
Dividends on Federal Home Loan Bank stock	117	8,262
Federal funds sold and other	60,487	280,310
Total interest and dividend income	3,746,753	3,873,195

Interest expense:
Deposits	1,757,212	1,765,080
Borrowed funds	40,518	38,043
Total interest expense	1,797,730	1,803,123
Net interest income before provision for (benefit from) loan losses	1,949,023	2,070,072

Provision for (benefit from) loan losses	(137,599)	40,963
Net interest income after provision for (benefit from) loan losses	2,086,622	2,029,109

Noninterest income:
Service charges on deposit accounts	266,845	271,464
Fees from origination of mortgage loans sold	6,872	48,105
Investment sales commissions	9,734	16,377
Other	63,936	10,565
Total noninterest income	347,387	346,511

Noninterest expense:
Salaries and employee benefits	1,040,682	1,033,836
Occupancy	305,350	262,848
Advertising	43,819	48,807
Data processing	164,342	123,610
Legal and professional	237,643	211,885
Other operating	324,336	298,820
Total noninterest expense	2,116,172	1,979,806
Income before income taxes	317,837	395,814

Income tax expense	101,770	153,744

Net income	$216,067	$242,070

Basic earnings per common share	$.09	$.10
Diluted earnings per common share	$.09	$.10

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	June 30, 2008	June 30, 2007

Interest and dividend income:
Loans, including fees	$1,755,090	$1,865,500
Dividends on Federal Home Loan Bank stock	39	4,462
Federal funds sold and other	16,039	167,677
Total interest and dividend income	1,771,168	2,037,639

Interest expense:
Deposits	790,785	939,492
Borrowed funds	23,173	18,282
Total interest expense	813,958	957,774
Net interest income before provision for (benefit from) loan losses	957,210	1,079,865

Provision for (benefit from) loan losses	(45,470)	(63,401)
Net interest income after provision for (benefit from) loan losses	1,002,680	1,143,266

Noninterest income:
Service charges on deposit accounts	136,444	143,972
Fees from origination of mortgage loans sold	550	13,781
Investment sales commissions	4,256	14,726
Other	28,767	4,672
Total noninterest income	170,017	177,151

Noninterest expense:
Salaries and employee benefits	487,720	545,045
Occupancy	150,972	135,351
Advertising	25,726	29,812
Data processing	82,527	67,905
Legal and professional	134,918	130,360
Other operating	180,209	178,168
Total noninterest expense	1,062,072	1,086,641
Income before income taxes	110,625	233,776

Income tax expense	28,123	92,797

Net income	$82,502	$140,979

Basic earnings per common share	$.04	$.06
Diluted earnings per common share	$.04	$.06

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$216,067	$242,070
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (benefit from) loan losses	(137,599)	40,963
Depreciation	159,825	121,739
Gain on sale of premises and equipment	(12,300)	—
Write-down of foreclosed assets	—	28,430
Realized gain on sales of foreclosed assets	(14,480)	(1,900)
Deferred income tax expense	26,506	12,239
Increase in cash surrender value of bank owned life insurance	(53,676)	—
Net change in:
Accrued interest receivable	82,943	(264,899)
Other assets	4,214	(25,342)
Other liabilities	199,117	22,764
Accrued interest payable	(277,020)	(204,751)
Net cash provided by (used in) operating activities	193,597	(28,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of bank owned life insurance	—	(1,600,000)
Proceeds from sale of foreclosed assets	133,031	34,900
Loan originations and principal collections, net	(7,290,502)	(5,671,246)
Additions to premises and equipment	(58,290)	(1,822,811)
Proceeds from sale of premises and equipment	12,300	—
Net cash used in investing activities	(7,203,461)	(9,059,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits (non-time deposits)	(7,418,079)	2,777,372
Net change in time deposits	3,426,092	6,926,417
Issuance of stock	249,975	—
Repayment of securitized borrowings	—	(3,099,091)
Federal Home Loan Bank advances	3,000,000	—
Federal Home Loan Bank repayments	(705,838)	(321,451)
Net cash (used in) provided by financing activities	(1,447,850)	6,283,247

Net change in cash and cash equivalents	(8,457,714)	(2,804,597)

Cash and cash equivalents at beginning of period	15,069,442	15,488,412

Cash and cash equivalents at end of period	$6,611,728	$12,683,815

The accompanying notes are an integral part of these consolidated financial statements.

	Six Months Ended
	June 30, 2008	June 30, 2007

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$2,074,750	$2,007,873
Income taxes paid	$—	$182,000

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Foreclosed/repossessed assets sold during the period and financed through loans	$—	$20,000
Loans moved to foreclosed/repossessed assets	$39,056	$61,429

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.       Summary of Significant Accounting Policies

Nature of Business:

American Patriot Financial Group, Inc. (the “Company”) is a bank holding company that owns all of the outstanding common stock of American Patriot Bank (the “Bank”).  The Bank provides a variety of financial services through its locations in Greeneville and Maryville, Tennessee and surrounding areas.  The Bank’s primary deposit products are demand deposits, savings accounts, and certificates of deposit.  Its primary lending products are commercial loans, real estate loans, and installment loans.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation  S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Certain amounts from prior period financial statements have been reclassified to conform to current period’s presentation.

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

Note 2.       Stock Options and Awards

No options were granted during the period ended June 30, 2008; therefore, no compensation cost is recognized in the consolidated statement of income for the period ended June 30, 2008.  The aggregate intrinsic value of options was $124,760 at June 30, 2008.  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option and the market price of the Company’s common stock, based on the most recent trade of the Company’s common stock of which the Company is aware at $6.25 per common share, for the 53,000 options that were in-the-money at June 30, 2008.

Note 3.       Earnings Per Share of Common Stock

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential dilutive common shares outstanding during the period.  Stock options are regarded as potential common shares.  Potential common shares are computed using the treasury stock method.  For the six months ended June 30, 2008, 18,150 options are excluded from the effect of dilutive securities because they are anti-dilutive; 19,000 options are similarly excluded from the effect of dilutive securities for the six months ended June 30, 2007.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common stockholders	$82,502	2,340,353	$140,979	2,310,771

Effect of dilutive securities
Stock options outstanding	—	13,333	—	121,008

Diluted EPS
Income available to common shareholders plus assumed conversions	$82,502	2,353,686	$140,979	2,431,779

	Six Months Ended June 30,
	2008		2007
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common stockholders	$216,067	2,340,353	$242,070	2,310,771

Effect of dilutive securities
Stock options outstanding	—	15,418	—	120,319

Diluted EPS
Income available to common shareholders plus assumed conversions	$216,067	2,355,771	$242,070	2,431,090

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

In September 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, (“EITF 06-4”) which requires employers that enter into endorsement split-dollar life insurance arrangements that provide an employee with a post-retirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employer.  Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee’s retirement.  The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability.  The consensus in EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  The Company adopted EITF 06-4 effective January 1, 2008 and its adoption did not have a material impact on the Company.

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

General

On January 23, 2004, American Patriot Financial Group, Inc. (formerly known as BG Financial Group, Inc.) (“Company”), a bank holding company, acquired all of the outstanding shares of American Patriot Bank (formerly known as Bank of Greeneville) (“Bank”) in a one for one share exchange.  The Bank is a Tennessee-chartered, FDIC-insured, non-Member commercial bank offering a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumers, commercial and real estate purposes, and is the principal business of the Company. The main office of the Company is located at 3095 East Andrew Johnson Highway, Greeneville, Greene County, Tennessee, which is also the main office of the Bank.  This location is a 2.66 acre lot, on which there is a fully operational modular bank unit.  Other full service branch banking offices of the Bank are located at 506 Asheville Highway and 208 West Summer Street, Greeneville, Greene County, Tennessee.  During 2007 the Bank purchased property in Maryville, Tennessee at 710 South Foothills Plaza Drive.  This location is a 1.17 acre lot, on which there is a 3,272 square foot fully operational brick bank building with drive through facilities and was opened for business on July 9, 2007.  These locations are centrally located and in high traffic/exposure areas.  Automatic teller machines and overnight “deposit drops” are positioned to serve the Bank’s clients.  Additional branches may be established as market opportunities surface.

Liquidity

At June 30, 2008, the Company had liquid assets of approximately $6.6 million in the form of cash and federal funds sold compared to approximately $15.1 million on December 31, 2007.  Management believes that the liquid assets are adequate at June 30, 2008. Additional liquidity should be provided by the growth in deposit accounts and loan repayments.  The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide a credit line if necessary.  Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Company’s short term or long term liquidity.

Results of Operations

The Company had net income of $82,502 or $.04 per share for the quarter ended June 30, 2008 compared to net income of $140,979 or $.06 per share for the quarter ended June 30, 2007.  Net income for the six months ended June 30, 2008 was $216,067 as compared to a net income of $242,070 for the same period in 2007. During the quarter ended June 30, 2008, the Company recorded a benefit from loan losses of $(45,470), while recording a benefit from loan losses of $(63,401) for the same period in 2007.

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Interest income for the quarter ended June 30, 2008 was $1,771,168 compared to $2,037,639 for the same period in 2007, and total interest expense was $813,958 in 2008 compared to $957,774 in 2007 for the same period.  Interest income for the six months ended June 30, 2008 was $3,746,753, compared to $3,873,195 for the same period in 2007, and total interest expense was $1,797,730 in 2008 compared to $1,803,123 in 2007 for the same period.  The Company pursues local deposits aggressively with attractive interest rates, which has contributed to compression of net interest margin.  Also, the Federal Reserve Bank’s interest rate cuts over the past several months have contributed to this compression as our loan yields have repriced faster than our deposit yields. Based on the Company’s mix of interest earning assets and interest bearing liabilities, management believes that net interest margin should begin to stabilize for the remainder of the year.  Many economists now believe we are at or near the end of interest rate cuts with likely increases later in 2008. If interest rates remain stable or begin to increase, net interest margin could increase.

Provision for / Benefit from Loan Losses

The provision for (benefit from) loan losses represents a charge (or recovery) to operations necessary to establish an allowance for possible loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The benefit from loan losses for the three month and six month period ended June 30, 2008 was $(45,470) and $(137,599), respectively, as compared to a benefit of $(63,401) for the three month period and a provision of $40,963 for the six month period ended June 30, 2007.  For the three and six months ended June 30, 2008, the Bank was able to record a benefit from loan loss provision due to excellent collection efforts on both consumer and commercial loans. During the three and six months ended June 30, 2008, loan charge-offs were $21,075 and $54,361 respectively.  The recoveries for the three and six month periods ended June 30, 2008 were $64,250 and $79,887, respectively.  The allowance for loan losses was $982,010 at June 30, 2008 as compared to $1,094,083 at December 31, 2007, a decrease of 10.2%.  The allowance was ..98% of loans at June 30, 2008.  Management believes the allowance for loan losses at June 30, 2008 to be adequate and will increase during the year to match normal loan growth.

Provision (Benefit) for/from Income Taxes

The Company’s provision for income tax expense for the three and six months ended June 30, 2008 was $28,123 and $101,770, respectively when compared to $92,797 and $153,744 for the same periods in 2007.  Management believes the provision for income taxes for the period ended June 30, 2008 to be adequate.

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for three and six months ended June 30, 2008 was $170,017 and $347,387, respectively when compared to $177,151 and $346,511 for the same periods in 2007.  Service charges on deposit accounts decreased $7,528 and $4,619 for the three and six months ended June 30, 2008 respectively, when compared to the same periods in 2007. Fees from origination of mortgage loans sold decreased for the three and six months ended June 30, 2008 by $13,231 and $41,233 when compared to the same period in 2007. This decrease was primarily a result of the general downturn with the housing industry and turnover of key personnel in our mortgage loan department.  Investment sale commissions decreased $10,470 and $6,643 for the three and six months ended June 30, 2008, as compared to the same periods in 2007.  The reason for decreases in the investment sale commissions is the discontinuance of that service by the bank due to the high overhead expense and lack of sufficient revenues.  The above decreases in noninterest income were offset by increased earnings on the cash surrender value of bank owned life insurance (BOLI) purchased in 2007.  The cash surrender value increases for the three and six month periods ended June 30, 2008 were $26,838 and $53,676 respectively. Management projects that other fees and commissions and service charges will increase in 2008.

Noninterest Expense

Noninterest expenses totaled $1,062,072 and $2,116,172 for the three and six months ended June 30, 2008, as compared to $1,086,641 and $1,979,806 for the same periods in 2007.   Salaries and benefits decreased $57,325 for the three months ended June 30, 2008, while the six months ended June 30, 2008 increased $6,846, as compared to the same periods in 2007.  The decrease in salaries and benefits for the three month period ended June 30, 2008 is due to reductions in two senior level management positions. Legal and professional fees increased $4,558 and $25,758 for the three and six months ended June 30, 2008, as compared to the same periods in 2007.  Management continues to incur additional expenses to meet the demands of regulatory requirements, especially relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, in addition to strategic plan development.  The Company has also incurred significant noninterest expense increases in the areas of occupancy, data processing and other operating expenses primarily as a result of the addition of the Maryville, Tennessee branch which occurred in mid 2007.  Combined, operating expenses relating to occupancy, advertising, data processing and all other expenses increased $28,198 and $103,762 for the three and six months ended June 30, 2008, when compared to the same periods in 2007.  We expect future quarterly periods to be more comparable for these categories of expenses.

Financial Condition

Total assets at June 30, 2008, were $115,224,637, a decrease of $1,309,686 or 1.1% compared to 2007 year-end assets of $116,534,323.  Deposits decreased to $101,037,352 at June 30, 2008, a decrease of $3,991,987 or 3.8% from $105,029,339 at December 31, 2007.  The decrease in deposits was mainly due to fierce competition in our market and the overall economic downturn.

The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below.

Loans

Net loans outstanding totaled $99,237,890 at June 30, 2008 compared to $91,848,845 at December 31, 2007.  Commercial and real estate loan growth accounted for almost all of the approximately $7.4 million increase for the first two quarters of 2008. Management feels the overall quality of loans remains solid.  In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection.  At June 30, 2008, total loans 90 days or more past due and still accruing interest were $21,813, while total loans in non-accrual status were $499,387.  At December 31, 2007, total loans 90 days or more past due and still accruing interest were $0, while total loans in non-accrual status were $149,244.

Restricted Equity Investments

Federal Home Loan Bank (FHLB) stock at June 30, 2008 had an amortized cost and market value of $258,800 as compared to an amortized cost and a market value of $258,800 at December 31, 2007.   As a member of the FHLB, the Company is required to maintain stock in an amount equal to .15% of total assets.  Federal Home Loan Bank stock is carried at cost.  Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Deposits

Total deposits, which are the principal source of funds for the Company, were $101,037,352 at June 30, 2008, compared to $105,029,339 at December 31, 2007, representing a decrease of 3.8%.  The Company has targeted local consumers, professional and commercial businesses as its central clientele, therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.   The Company established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans.   At June 30, 2008 the Company had outstanding advances of $4,220,187 at the Federal Home Loan Bank.   As mentioned previously, competition for deposit accounts has been fierce in our local economy and the overall economic downturn has also contributed to this overall decrease. These two factors have also contributed to the shift from DDA, Money Market and Savings accounts into CD’s and caused us to rely more heavily on FHLB advances.  We anticipate the trends seen over the first two quarters of 2008 to continue through the remainder of the year.

Capital

Equity capital at June 30, 2008 was $9,123,044, an increase of $466,042 from $8,657,002 at December 31, 2007, due to a net profit of $216,067 for the first six months of 2008 and the exercise of 75,000 shares of common stock options for $249,975 by former Chief Executor Officer, J. Robert Grubbs.

At June 30, 2008, both the Company’s and Bank’s capital ratios were in excess of the regulatory minimums.  Those ratios are as follows:

	Required Minimum Ratio	To be Well Capitalized	Bank
Tier 1 Leverage ratio	4.00%	5.00%	7.96%
Tier 1 risk-based capital ratio	4.00%	6.00%	9.06%
Total risk-based capital ratio	8.00%	10.00%	10.04%

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

At June 30, 2008, approximately 70% of the Company’s gross loans had adjustable rates.  Based on the asset/liability modeling, management believes that these loans reprice at a faster pace than liabilities held by the Company.  Because the majority of the Company’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin.  Floors in the majority of the Company’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.  However, there is increasing pressure to adjust the floor rates downward in the adjustable rate portfolio as customers become more cost conscious and competition becomes more aggressive.

Off-Balance Sheet Arrangements

The Company, at June 30, 2008, had outstanding unused lines of credit and standby letters of credit that totaled approximately $12,952,239.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate Federal funds sold or, on a short-term basis, to purchase Federal funds from other banks and to borrow from the Federal Home Loan Bank.  At June 30, 2008, the Company had established with correspondent banks the ability to purchase Federal funds if needed.

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

b) Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   75,000 shares of the Company’s common stock were issued during the quarter ended June 30, 2008 as a result of the exercise of the following stock options:

Date Exercised	Number of Shares	Exercise Price

April 29, 2008	75,000	$3.333

The aggregate proceeds of the shares sold were $249,975.

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

(b)         Not applicable.

(c)          No repurchases of Company securities were made during the quarter ended June 30, 2008.

The Company’s ability to pay dividends is derived from the income of the Bank.  The Bank’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Tennessee Department of Financial Institutions.  In addition, the Federal Reserve Board may impose restrictions on the Company’s ability to pay dividends on its common stock.  As a result, the Company cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future and the Company has never paid dividends in the past.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

(a)             None.

(b)            None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)             The annual meeting of the Company’s shareholders was held June 24, 2008.

(b)            The following members of the Company’s board of directors were each re-elected as Class I directors to serve for an additional three-year term or until their respective successors are duly elected and qualified:

Jerry A. Simmerly

Leonard B. Lawson

The term of office for the following members of the board of directors continued after the meeting:  Wendy C. Warner (Class II); William J. Smead and Roger A. Woolsey (Class III).

(c)             (1) The following directors were elected by the following tabulation:

	Number of
	Shares				Broker
Name	Voting	For	Against	Abstain	Non-Votes

Jerry A. Simmerly	1,279,075	1,270,734	500	7,841	0
Leonard B. Lawson	1,279,075	1,232,284	38,950	7,841	0

(2)      The ratification of the appointment of Hazlett, Lewis & Bieter, PLLC as American Patriot Financial Group’s independent accountants and auditors for fiscal 2008.

Number of				Broker
Shares Voting	For	Against	Abstain	Non-Votes

1,279,075	1,255,808	2,301	20,966	0

(d)   None.

Item 5.  OTHER INFORMATION

(a)    None.

(b)   None.

Item 6.  EXHIBITS.

Index to Exhibits.

Exhibit No.	Description
2.1*	Articles of Share Exchange of American Patriot Bank and American Patriot Financial Group, Inc.
2.2*	Plan of Share Exchange of American Patriot Bank and American Patriot Financial Group, Inc.

3.1***	Charter of American Patriot Financial Group, Inc., as amended (restated for SEC electronic filing purposes only).
3.2*	Bylaws of American Patriot Financial Group, Inc.

10.1**	Stock Option Agreement between American Patriot Bank and J. Robert Grubbs
10.2**	Stock Option Agreement between American Patriot Bank and T. Don Waddell
10.3***	Employment Terms Agreement between American Patriot Bank, American Patriot Financial Group, Inc. and Jerry A. Simmerly dated June 1, 2007 and amended July 2, 2007.
10.4***	Change of Control Agreement between American Patriot Bank and Jerry A. Simmerly dated June 1, 2007.
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

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

***Previously filed as an exhibit to a Form 10-Q filed by the Company with the Securities and Exchange Commission on August 14, 2007, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PATRIOT FINANCIAL GROUP, INC.
(Registrant)

DATE:	August 14, 2008	/s/ Jerry A. Simmerly
Jerry A. Simmerly
Chief Executive Officer

DATE:	August 14, 2008	/s/ T. Don Waddell
T. Don Waddell
Chief Financial Officer