Form 10-Q
period 2008-09-30
American Patriot Financial Group, Inc.
filed 2008-11-14
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 1, 2008, there were 2,389,391 shares of common stock, $0.333 par value, issued and outstanding.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED BALANCE SHEETS

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

	As of	As of
	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash and due from banks	$2,617,452	$4,462,015
Federal funds sold	3,299,672	10,607,427
Cash and cash equivalents	5,917,124	15,069,442
Federal Home Loan Bank stock, at cost	291,200	258,800
Loans, net of estimated allowance for loan losses of $984,400 in 2008 and $1,094,083 in 2007	101,637,551	91,848,845
Premises and equipment, net	5,394,186	5,571,514
Accrued interest receivable	500,940	548,410
Deferred tax assets, net	300,892	319,297
Foreclosed assets	390,897	475,366
Cash surrender value of bank owned life insurance	2,326,660	2,246,146
Other assets	165,481	196,503
Total Assets	$116,924,931	$116,534,323

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$8,226,644	$12,352,954
Interest-bearing
Money market, interest checking and savings	26,929,064	31,787,128
Time deposits	66,051,846	60,889,257
Total Deposits	101,207,554	105,029,339
Accrued interest payable	417,714	813,069
Other liabilities	472,124	108,887
Federal Home Loan Bank advances	5,615,718	1,926,026
Total Liabilities	107,713,110	107,877,321

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,389,391 shares at September 30, 2008 and 2,314,391 shares at December 31, 2007	796,337	771,362
Additional paid-in capital	7,167,260	6,942,260
Retained earnings	1,248,224	943,380
Total Stockholders’ Equity	9,211,821	8,657,002
Total Liabilities and Stockholders’ Equity	$116,924,931	$116,534,323

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007

Interest and dividend income:
Loans, including fees	$5,467,220	$5,540,497
Dividends on Federal Home Loan Bank stock	10,501	12,502
Federal funds sold and other	76,912	412,558
Total interest and dividend income	5,554,633	5,965,557

Interest expense:
Deposits	2,510,844	2,770,043
Borrowed funds	88,135	55,969
Total interest expense	2,598,979	2,826,012
Net interest income before provision for (benefit from) loan losses	2,955,654	3,139,545

Provision for (benefit from) loan losses	(125,510)	132,811
Net interest income after provision for (benefit from) loan losses	3,081,164	3,006,734

Noninterest income:
Service charges on deposit accounts	398,401	409,871
Fees from origination of mortgage loans sold	16,632	64,337
Investment sales commissions	9,734	54,326
Other	104,102	17,657
Total noninterest income	528,869	546,191

Noninterest expense:
Salaries and employee benefits	1,535,040	1,649,589
Occupancy	452,869	439,463
Advertising	95,909	87,165
Data processing	245,083	200,849
Legal and professional	299,222	318,751
Other operating	517,357	485,488
Total noninterest expense	3,145,480	3,181,305
Income before income taxes	464,553	371,620

Income tax expense	159,709	133,161

Net income	$304,844	$238,459

Basic earnings per common share	$.13	$.10
Diluted earnings per common share	$.13	$.10

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	September 30, 2008	September 30, 2007

Interest and dividend income:
Loans, including fees	$1,781,071	$1,955,874
Dividends on Federal Home Loan Bank stock	10,384	4,240
Federal funds sold and other	16,425	132,248
Total interest and dividend income	1,807,880	2,092,362

Interest expense:
Deposits	753,632	1,004,963
Borrowed funds	47,617	17,926
Total interest expense	801,249	1,022,889
Net interest income before provision for loan losses	1,006,631	1,069,473

Provision for loan losses	12,089	91,848
Net interest income after provision for loan losses	994,542	977,625

Noninterest income:
Service charges on deposit accounts	131,556	138,407
Fees from origination of mortgage loans sold	9,760	16,232
Investment sales commissions	—	37,949
Other	40,166	7,092
Total noninterest income	181,482	199,680

Noninterest expense:
Salaries and employee benefits	494,358	615,753
Occupancy	147,519	176,615
Advertising	52,090	38,358
Data processing	80,741	77,239
Legal and professional	61,579	106,866
Other operating	193,020	186,668
Total noninterest expense	1,029,307	1,201,499
Income (loss) before income taxes	146,717	(24,194)

Income tax expense (benefit)	57,939	(20,583)

Net income (loss)	$88,778	$(3,611)

Basic earnings (loss) per common share	$.04	$(.00)
Diluted earnings (loss) per common share	$.04	$(.00)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$304,844	$238,459
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) loan losses	(125,510)	132,811
Depreciation	238,462	194,886
Gain on sale of premises and equipment	(12,300)	—
Write-down of foreclosed assets	11,075	38,137
Realized loss on sales of foreclosed assets	4,207	12,500
Deferred income tax expense	18,405	21,100
Increase in cash surrender value of bank owned life insurance	(80,514)	—
Net change in:
Accrued interest receivable	47,470	(128,370)
Other assets	31,022	(56,297)
Other liabilities	363,237	82,210
Accrued interest payable	(395,355)	(135,245)
Net cash provided by operating activities	405,043	400,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of bank owned life insurance	—	(2,219,308)
Proceeds from sale of foreclosed assets	277,956	34,900
Federal Home Loan bank stock purchases	(32,400)	—
Loan originations and principal collections, net	(9,871,965)	(11,122,947)
Additions to premises and equipment	(61,134)	(2,005,443)
Proceeds from sale of premises and equipment	12,300	—
Net cash used in investing activities	(9,675,243)	(15,312,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits (non-time deposits)	(8,984,374)	6,103,393
Net change in time deposits	5,162,589	11,242,159
Issuance of stock	249,975	11,059
Repayment of securitized borrowings	—	(3,099,091)
Federal Home Loan Bank advances	4,500,000	—
Federal Home Loan Bank repayments	(810,308)	(365,501)
Net cash provided by financing activities	117,882	13,892,019

Net change in cash and cash equivalents	(9,152,318)	(1,020,588)

Cash and cash equivalents at beginning of period	15,069,442	15,488,412

Cash and cash equivalents at end of period	$5,917,124	$14,467,824

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended
	September 30, 2008	September 30, 2007

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$2,994,334	$2,961,257
Income taxes paid	$—	$182,000

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Foreclosed/repossessed assets sold during the period and financed through loans	$—	$20,000
Loans moved to foreclosed/repossessed assets	$211,889	$152,382

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

Basis of Presentation:

These consolidated financial statements include the accounts of American Patriot Financial Group, Inc. and its wholly owned subsidiary, American Patriot Bank.  Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation  S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

Note 2.        Stock Options and Awards

No options were granted during the period ended September 30, 2008; therefore, no compensation cost is recognized in the consolidated statement of income for the period ended September 30, 2008.  The aggregate intrinsic value of options was $124,760 at September 30, 2008.  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option and the quoted market price of the Company’s common stock of $6.25 per common share for the 53,000 options that were in-the-money at September 30, 2008.

Note 3.        Earnings Per Share of Common Stock

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential dilutive common shares outstanding during the period.  Stock options are regarded as potential common shares.  Potential common shares are computed using the treasury stock method.  For the nine months ended September 30, 2008, 18,150 options are excluded from the effect of dilutive securities because they are anti-dilutive; 19,000 options are similarly excluded from the effect of dilutive securities for the nine months ended September 30, 2007.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008		2007
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common stockholders	$88,778	2,356,818	$(3,611)	2,311,474

Effect of dilutive securities
Stock options outstanding	—	13,333	—	106,299

Diluted EPS
Income available to common shareholders plus assumed conversions	$88,778	2,370,151	$(3,611)	2,417,773

	Nine Months Ended September 30,
	2008		2007
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income available to common stockholders	$304,844	2,356,818	$238,459	2,311,474

Effect of dilutive securities
Stock options outstanding	—	14,580	—	114,622

Diluted EPS
Income available to common shareholders plus assumed conversions	$304,844	2,371,398	$238,459	2,426,096

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

Liquidity

At September 30, 2008, the Company had liquid assets of approximately $5.9 million in the form of cash and federal funds sold compared to approximately $15.1 million on December 31, 2007.  Management believes that the liquid assets are adequate at September 30, 2008. Additional liquidity should be provided by growth in deposit accounts and loan repayments.  The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide a credit line if necessary.  Management is aware of the trends, events and uncertainties that are reasonably likely to have a material impact on the Company’s short term or long term liquidity and has taken a pro-active approach to develop a larger local deposit base to help minimize any risk.

Results of Operations

The Company had net income of $88,778 or $.04 per share for the quarter ended September 30, 2008 compared to a net loss of $(3,611) or $(.00) per share for the quarter ended September 30, 2007.  Net income for the nine months ended September 30, 2008 was $304,844 as compared to a net income of $238,459 for the same period in 2007. During the quarter ended September 30, 2008, the Company recorded a provision for loan losses of $12,089, while recording a provision for loan losses of $91,848 for the same period in 2007.

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Interest income for the quarter ended September 30, 2008 was $1,807,880 compared to $2,092,362 for the same period in 2007, and total interest expense was $801,249 in 2008 compared to $1,022,889 in 2007 for the same period.  Interest income for the nine months ended September 30, 2008 was $5,554,633, compared to $5,965,557 for the same period in 2007, and total interest expense was $2,598,979 in 2008 compared to $2,826,012 in 2007 for the same period.  The Company pursues local deposits aggressively with attractive interest rates, which has contributed to compression of net interest margin.  Also, the Federal Reserve Bank’s interest rate cuts over the past several months have contributed to this compression as our loan yields have repriced faster than our deposit yields. Based on the Company’s mix of interest earning assets and interest bearing liabilities, management believes that net interest margin could stay compressed for the remainder of the year.  If interest rates remain stable or begin to increase, net interest margin could increase.

Provision for / Benefit from Loan Losses

The provision for (benefit from) loan losses represents a charge (or recovery) to operations necessary to establish an allowance for possible loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses for the three month period ended September 30, 2008 was $12,089, whereas, there was a benefit from loan losses of $(125,510) for the nine months ending that same period. This compares to a provision for loan losses of $91,848 and $132,811 for the three months and nine months ended September 30, 2007.  For the nine months ended September 30, 2008, the Bank was able to record a benefit from loan loss provision due to excellent collection efforts on both consumer and commercial loans. During the three and nine months ended September 30, 2008, loan charge-offs were $32,216 and $86,577 respectively.  The recoveries for the three and nine month periods ended September 30, 2008 were $38,154 and $102,404, respectively.  The allowance for loan losses was $984,400 at September 30, 2008 as compared to $1,094,083 at December 31, 2007, a decrease of 10.0%.  The allowance was .96% of loans at September 30, 2008.  Management believes the allowance for loan losses at September 30, 2008 to be adequate and will increase during the year to match normal loan growth.

Provision (Benefit) for/from Income Taxes

The Company’s provision for income tax expense for the three and nine months ended September 30, 2008 was $57,939 and $159,709, respectively when compared to a benefit from income taxes of $(20,583) and a provision for income taxes of $133,161 for the same periods in 2007.  Management believes the provision for income taxes for the period ended September 30, 2008 to be adequate.

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for three and nine months ended September 30, 2008 was $181,482 and $528,869, respectively when compared to $199,680 and $546,191 for the same periods in 2007.  Service charges on deposit accounts decreased $6,851 and $11,470 for the three and nine months ended September 30, 2008 respectively, when compared to the same periods in 2007. Fees from origination of mortgage loans sold decreased for the three and nine months ended September 30, 2008 by $6,472 and $47,705 when compared to the same period in 2007. This decrease was primarily a result of the well known problems with the housing industry and turnover of key personnel in our mortgage loan department.  Investment sale commissions decreased $37,949 and $44,592 for the three and nine months ended September 30, 2008, as compared to the same periods in 2007.  The reason for decreases in the investment sale commissions is the discontinuance of that service by the bank due to the high overhead expense and lack of sufficient revenues.  The above decreases in noninterest income were primarily offset by increased earnings on the cash surrender value of bank owned life insurance (BOLI) purchased in 2007.  The cash surrender value increases for the three and nine month periods ended September 30, 2008 were $26,838 and $80,514 respectively. Management projects that other fees and commissions will increase and service charges will increase during the remainder of 2008.

Noninterest Expense

Noninterest expenses totaled $1,029,307 and $3,145,480 for the three and nine months ended September 30, 2008, as compared to $1,201,499 and $3,181,305 for the same periods in 2007.   Salaries and benefits decreased $121,395 and $114,549 for the three and nine months ended September 30, 2008, when compared to the same periods in 2007.  The decrease in salaries and benefits is due to reductions in two senior level management positions. Legal and professional fees decreased $45,287 and $19,529 for the three and nine months ended September 30, 2008, as compared to the same periods in 2007.  Management continues to incur additional expenses to meet the demands of regulatory requirements, especially relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, in addition to strategic plan development.  However, these expenses have begun to moderate in the Company’s second year of compliance under Section 404. The Company has incurred significant noninterest expense increases in the areas of occupancy, data processing and other operating expenses for the nine month period ended September 30, 2008, primarily as a result of the addition of the Maryville, Tennessee branch which occurred in mid-2007.  Combined, operating expenses relating to occupancy, advertising, data processing and all other expenses decreased $5,510 for the three months ended September 30, 2008, while the nine months ended September 30, 2008 increased $98,253 as compared to the same periods in 2007.

Financial Condition

Total assets at September 30, 2008, were $116,924,931, an increase of $390,608 or 0.34% compared to 2007 year-end assets of $116,534,323.  Deposits decreased to $101,207,554 at September 30, 2008, a decrease of $3,821,785 or 3.6% from $105,029,339 at December 31, 2007.  The decrease in deposits was mainly due to fierce competition in our market and the overall economic downturn.

The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below.

Loans

Net loans outstanding totaled $101,637,551 at September 30, 2008 compared to $91,848,845 at December 31, 2007.  Commercial and real estate loan growth accounted for almost all of the approximately $9.8 million increase for the first three quarters of 2008. Management feels the overall quality of loans remains solid.  In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection.  At September 30, 2008, total loans 90 days or more past due and still accruing interest were $0, while total loans in non-accrual status were $359,969.  At December 31, 2007, total loans 90 days or more past due and still accruing interest were $0, while total loans in non-accrual status were $149,244.

The following is a summary of information pertaining to impaired loans:

	September 30,	December 31,
	2008	2007

Impaired loans with a specific valuation allowance	$3,525,647	$4,035,939
Total specifically evaluated impaired loans	$3,525,647	$4,035,939
Specific valuation allowance related to impaired loans	$263,619	$438,069

In addition to the specifically evaluated impaired loans above, the Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment.  Loans collectively evaluated for impairment, risk rates special mention, substandard and doubtful, as of September 30, 2008 and December 31, 2007 were $2,670,455 and $2,233,949, respectively.  The Bank has reserved $91,254 and $96,422 related to these loans as of September 30, 2008 and December 31, 2007, respectively.

In connection with impaired loans, additional funds are committed to one borrower in an amount not to exceed $392,575 subject to compliance with provisions of the applicable loan agreement which includes a lending base formula.

As of September 30, 2008, the Company has identified loans aggregating $3,525,647 as being impaired, of which all but $250,988 are performing as it relates to the payment of interest.  The forementioned total is approximately $510,000 less than reported at December 31, 2007.  The reduction is due to principal reductions aggregating $743,000 applicable to four loans, the transfer of a $126,000 balance to Other Real Estate Owned upon completion of foreclosure and the recognition of $359,000 in new impaired credits.

Restricted Equity Investments

Federal Home Loan Bank (FHLB) stock at September 30, 2008 had an amortized cost and market value of $291,200 as compared to an amortized cost and a market value of $258,800 at December 31, 2007.   As a member of the FHLB, the Company is required to maintain stock in an amount equal to a minimum of .15% of total assets.  Federal Home Loan Bank stock is carried at cost.  Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Deposits

Total deposits, which are the principal source of funds for the Company, were $101,207,554 at September 30, 2008, compared to $105,029,339 at December 31, 2007, representing a decrease of 3.6%.  The Company has targeted local consumers, professional and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.   The Company established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans.   At September 30, 2008 the Company had outstanding advances of $5,615,718 at the Federal Home Loan Bank.  As mentioned previously, competition for deposit accounts has been fierce in our local economy and the overall economic downturn has also contributed to this overall decrease. These two factors have also contributed to the shift from DDA, Money Market and Savings accounts into CD’s and caused us to rely more heavily on FHLB advances.  We anticipate the trends seen over the first three quarters of 2008 to continue through the remainder of the year.

Capital

Equity capital at September 30, 2008 was $9,211,821, an increase of $554,819 from $8,657,002 at December 31, 2007, due to a net profit of $304,844 for the first nine months of 2008 and the exercise of 75,000 shares of common stock options for $249,975 by former Chief Executive Officer, J. Robert Grubbs at $3.333 per common share.

At September 30, 2008, both the Company’s and Bank’s capital ratios were in excess of the regulatory minimums.  Those ratios are as follows:

	Required Minimum Ratio	To be Well Capitalized	Bank
Tier 1 Leverage ratio	4.00%	5.00%	7.91%
Tier 1 risk-based capital ratio	4.00%	6.00%	9.28%
Total risk-based capital ratio	8.00%	10.00%	10.28%

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

At September 30, 2008, approximately 68% of the Company’s gross loans had adjustable rates.  Based on the asset/liability modeling, management believes that these loans reprice at a faster pace than liabilities held by the Company.  Because the majority of the Company’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin.  Floors in the majority of the Company’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.  However, there is increasing pressure to adjust the floor rates downward in the adjustable rate portfolio as customers become more cost conscious and competition becomes more aggressive.

Off-Balance Sheet Arrangements

The Company, at September 30, 2008, had outstanding unused lines of credit and standby letters of credit that totaled approximately $12,569,000.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate Federal funds sold or, on a short-term basis, to purchase Federal funds from other banks and to borrow from the Federal Home Loan Bank.  At September 30, 2008, the Company had established with correspondent banks the ability to purchase Federal funds if needed.

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

b)                                     Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        None.

(b)       Not applicable.

(c)        No repurchases of Company securities were made during the quarter ended September 30, 2008.

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

Item 3.           DEFAULTS UPON SENIOR SECURITIES

(a)             None.

(b)            None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.           OTHER INFORMATION

(a)             None.

(b)            None.

Item 6.           EXHIBITS.

Index to Exhibits.

Exhibit No.	Description
2.1*	Articles of Share Exchange of American Patriot Bank and American Patriot Financial Group, Inc.
2.2*	Plan of Share Exchange of American Patriot Bank and American Patriot Financial Group, Inc.

3.1***	Charter of American Patriot Financial Group, Inc.
3.2*	Bylaws of American Patriot Financial Group, Inc.

10.1**	Stock Option Agreement between American Patriot Bank and T. Don Waddell
10.2***	Employment Terms Agreement between American Patriot Bank, American Patriot Financial Group, Inc. and Jerry A. Simmerly dated June 1, 2007 and amended July 2, 2007.
10.3***	Change of Control Agreement between American Patriot Bank and Jerry A. Simmerly dated June 1, 2007.

31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

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

AMERICAN PATRIOT FINANCIAL GROUP, INC.
(Registrant)

DATE:	November 14, 2008	/s/ Jerry A. Simmerly
Jerry A. Simmerly
Chief Executive Officer

DATE:	November 14, 2008	/s/ T. Don Waddell
T. Don Waddell
Chief Financial Officer