Form 10-K
period 2008-12-31
American Patriot Financial Group, Inc.
filed 2009-04-15
CIK 1290505

Use these links to rapidly review the document

PART III

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter ended June 30, 2008, was $13,738,998, based upon the average sale price on that date.

         As of April 10, 2009, there were 2,389,391shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement involving the election of directors at the annual meeting of shareholders to be held June 26, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.    BUSINESS

General

        American Patriot Financial Group, Inc. (the "Corporation," "we" or "us") is a one-bank holding company formed as a Tennessee corporation to own the shares of American Patriot Bank (the "Bank"). The Corporation was incorporated on October 10, 2003, for the purpose of acquiring 100% of the shares of the Bank by means of a share exchange (the "Share Exchange"), and becoming a registered bank holding company under the Federal Reserve Act. The Share Exchange was completed on January 23, 2004. The activities of the Corporation are subject to the supervision of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The offices of the Corporation are the same as the principal office of the Bank. The Bank is the only subsidiary of the Corporation.

        American Patriot Bank commenced operations as a state chartered bank on July 9, 2001. The Bank has total assets of approximately $120 million at December 31, 2008. The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"), up to the maximum applicable limits thereof. The Bank is not a member of the Federal Reserve System.

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

        The Bank is subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee ("TDFI") and the FDIC.

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

        The Bank's primary market area is Greene County and Blount County, Tennessee. In Greene County as of June 30, 2008, there were 7 banks and 1 savings and loan institution, with at least 26 offices actively engaged in banking activities, including 3 major state-wide financial institutions, with a total of $1.3 billion in deposits. In Blount County as of June 30, 2008, there were 13 banks and 1 savings and loan institution with at least 45 offices actively engaged in banking activities, including 4 major state-wide financial institutions, with a total of $1.6 billion in deposits. In addition, there are numerous credit unions, finance companies, and other financial services providers.

Employees

        At December 31, 2008, the Bank employed 41 persons on a full-time basis, and 7 persons on a part-time basis. The Bank's employees are not represented by any union or other collective bargaining agreement, and the Bank believes its employee relations are satisfactory.

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

        At least half of the total capital is to be comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments ("Tier I capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock not qualifying for Tier I capital, and a limited amount of loan loss reserves ("Tier II capital"). The Bank is subject to similar capital requirements adopted by the FDIC. In addition, the Federal Reserve Board, and the FDIC have adopted a minimum leverage ratio (Tier I capital to total assets) of 3% (or 4% if the bank's CAMEL rating is below "1"). Generally, banking organizations are expected to operate well above the minimum required capital level of 3% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 3%, plus an additional cushion of at least 1% to 2%. Most community banks are encouraged to maintain a minimum leverage ratio of 6.5% to 7.0%; the Bank's leverage ratio at December 31, 2008, was 7.85%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets.

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

        The Corporation files periodic reports with the SEC. The public may read and copy any materials the Corporation files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Corporation that the Corporation files electronically with the SEC. This information may be found at www.sec.gov.

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

        Various requirements and restrictions under the laws of the State of Tennessee and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, the Bank is required to maintain certain levels of capital and meet additional specific requirements established by banking regulators.

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

        The payment of dividends by the Bank is limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and other regulatory requirements. As indicated in Part II, Item 5 of this Report, we do not foresee paying dividends in the near future.

        FIRREA.    Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") on August 9, 1989. FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Bank) up to $1 million per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, principal shareholders and the interests of these individuals. Other violations may result in civil money penalties of $5,000 to $30,000 per day or in criminal fines and penalties. In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.

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

        Brokered Deposits and Pass-Through Insurance.    The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance. Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. In addition, bank regulators can limit a bank's ability to accept brokered deposits or other volatile funding. The Bank is currently limited in its ability to increase brokered deposits. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized.

        FDIC Insurance Premiums.    The Bank is required to pay semiannual FDIC deposit insurance assessments to the Deposit Insurance Fund ("DIF"). The FDIC merged the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") to form the DIF on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Under the rule adopted by the FDIC in November 2006, beginning in 2007, the FDIC placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Currently, rates range between $.07 and $.78 per $100 in assessable deposits. The rate ranges are based on the four risk categories that in turn are based on asset size as well as capital, supervisory, credit, and other risk factors. Within the range for a given risk category, the rate applicable to any particular institution is determined by the FDIC according to formal guidelines. Any change in these rates and the category of risk into which the Bank will fall could have an adverse effect on the Bank's earnings.

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

        USA Patriot Act.    On October 26, 2001, President Bush signed the USA PATRIOT Act of 2001 into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "IMLAFA"). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as our banking and broker-dealer subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The Treasury Department is expected to issue a number of additional regulations which will further clarify the USA PATRIOT Act's requirements.

        The IMLAFA requires all "financial institutions," as defined, to establish anti-money laundering compliance and due diligence programs. Such programs are required to include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program. The Bank has established anti-money laundering compliance and due diligence programs to comply with IMLAFA.

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

        Under the risk-weighted capital guidelines, balance sheet assets and certain off-balance sheet items, such as standby letters of credit, are assigned to one of four risk weight categories (0%, 20%, 50%, or 100%) according to the nature of the asset and its collateral or the identity of any obligor or guarantor. For example, cash is assigned to the 0% risk category, while loans secured by one-to-four family residences are assigned to the 50% risk category. The aggregate amount of such asset and off-balance sheet items in each risk category is adjusted by the risk weight assigned to that category to determine weighted values, which are added together to determine the total risk-weighted assets for the banking organization. Accordingly, an asset, such as a commercial loan, which is assigned to a 100% risk category is included in risk-weighted assets at its nominal face value, whereas a loan secured by a single-family home mortgage is included at only 50% of its nominal face value. The application ratios are equal to capital, as determined, divided by risk-weighted assets, as determined.

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

        The Bank had no tax-exempt loans during the year ended December 31, 2008. The Bank had no loans outstanding to foreign borrowers at December 31, 2008. The Bank's underwriting guidelines are applied to four major categories of loans, commercial and industrial, consumer, agricultural and real estate which includes residential, construction and development and certain other real estate loans. The Bank requires its loan officers and Board to consider the borrower's character, the borrower's financial condition as reflected in current financial statements, the borrower's management capability, the borrower's industry and the economic environment in which the loan will be repaid. Before approving a loan, the loan officer or Board must determine that the borrower is basically honest and creditworthy, determine that the borrower is a capable manager, understand the specific purpose of the loan, understand the source and plan of repayment, determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

Credit Risk Management and Reserve for Loan Losses

        Credit risk and exposure to loss are inherent parts of the banking business. Management seeks to manage and minimize these risks through its loan and investment policies and loan review procedures. Management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk sensitive nature of the Bank. The loan review procedures are set to monitor adherence to the established criteria and to ensure that such standards are enforced and maintained on a continuing basis. Management's objective in establishing lending and investment standards is to manage the risk of loss and provide for income generation through pricing policies.

        The loan portfolio is regularly reviewed, and management determines the amount of loans to be charged-off. In addition, such factors as the Bank's previous loan loss experience, prevailing and anticipated economic conditions, any industry concentrations and the overall quality of the loan portfolio are considered. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available at the time of their examinations. In addition, any loan or portion thereof which is classified as a "loss" by regulatory examiners is charged-off.

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

        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for banks and bank holding companies. The bank regulators adopted regulations defining these five capital categories in September 1992. Under these regulations, each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings.

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

ITEM 1A.    RISK FACTORS

        As a smaller reporting company, the Corporation is not required to include this information in our Annual Report on Form 10-K (the "Report").

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As a smaller reporting company, the Corporation is not required to include this information in this Report.

ITEM 2.    PROPERTIES

        The main office of the Corporation is located at 3095 East Andrew Johnson Highway, Greeneville, Greene County, Tennessee, which is also the main office of the Bank. This location is a 2.66 acre lot, on which there is a fully operational modular bank unit. A full service branch banking office of the Bank is located at 506 Asheville Highway, Greeneville, Greene County, Tennessee. The Bank also operates a full service branch banking office in Maryville, Blount County, Tennessee at 710 South Foothills Plaza Drive. This location is a 1.17 acre lot, on which there is a 3,272 square foot fully operational brick bank building with drive through facilities. The Bank also leases property for its branch office located at 210 West Summer Street, Greeneville, Greene County, Tennessee. These locations are centrally located and in high traffic/exposure areas. Automatic teller machines and overnight "deposit drops" are positioned to serve the Bank's clients. Additional branches may be established as market opportunities surface.

ITEM 3.    LEGAL PROCEEDINGS

        To the best of the Corporation's knowledge, there are no pending legal proceedings, other than routine litigation incidental to the business, to which the Corporation or the Bank is a party or of which any of the Corporation's or the Bank's property is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of 2008 through the solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common stock of the Corporation is not traded through an organized exchange nor is there a known active trading market. The number of shareholders of record at December 31, 2008 was 1,837. The following table shows the quarterly range of high and low sale prices for the Corporation's stock during the fiscal years 2008 and 2007. These sale prices represent known transactions and do not necessarily represent all trading transactions for the periods.

Year		High	Low
2007:	First Quarter	$9.75	$8.00
	Second Quarter	$9.00	$9.00
	Third Quarter	$9.00	$7.00
	Fourth Quarter	$8.50	$7.00
2008:	First Quarter	$7.00	$6.00
	Second Quarter	$6.25	$4.00
	Third Quarter	$6.25	$4.00
	Fourth Quarter	$6.00	$4.90

Dividends

        The payment of cash dividends is subject to the discretion of the Corporation's Board of Directors and the Bank's ability to pay dividends. The Bank's ability to pay dividends is restricted by applicable regulatory requirements. The Corporation cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future, the Corporation has never paid dividends in the past and the Corporation does not foresee paying dividends in the future.

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

        The following table reflects the number of shares to be issued upon the exercise of options granted under the Option agreements, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for issuance upon the exercise of authorized, not-yet-granted options as of December 31, 2008:

Plan Category	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders	71,150	$6.92	166,859

Total	71,150	$6.92	166,859

        The maximum number of shares of the Corporation's common stock available for issuance pursuant to stock options is 375,000 shares. As of December 31, 2008 the maximum number of shares available for future stock option grants is 166,859 shares. The option exercise price is equal to the fair market value of the Corporation's common stock at the date of the grant. The options expire on the tenth anniversary of the date of the option. Prior to adopting Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, the Corporation elected to vest immediately all remaining stock options as of May 17, 2005. Proceeds received by the Corporation from exercises of the stock options are credited to common stock and additional paid-in capital.

Recent Sales of Unregistered Securities

        In July 2001, the Bank issued 750,000 shares of its common stock in an initial offering. This sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3. In the past three years, neither the Bank nor the Corporation has sold any additional shares of its common stock, except as follows:

  •
  On July 10, 2007, Julia Ball and Peggy Daugherty exercised the option to purchase 1,110 and 1,110 shares of common stock at an exercise price of $3.33 per share, respectively. On September 21, 2007, Mike Burns exercised the option to purchase 1,100 shares of common stock at an exercise price of $3.33 per share. On April 28, 2008, J. Robert Grubbs exercised the option to purchase 75,000 shares of common stock at an exercise price of $3.33 per share. The Corporation relied on the exemption provided by Section 4(2) of the Securities Act of 1933 for each of these transactions, and no underwriters were engaged in connection with these transactions.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

        The Corporation made no repurchases of its equity securities, and no Affiliated Purchasers (as defined in Rule 10b - 18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of the Corporation's equity securities during the fourth quarter of the fiscal year ended December 31, 2008.

ITEM 6.    SELECTED FINANCIAL DATA

        As a smaller reporting company, the Corporation is not required to include this information in this Report.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following is a discussion of our financial condition and results of operations for the years ended December 31, 2008 and 2007. The discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in order to obtain a better understanding of the information contained in the financial statements. The discussions contained herein are for the consolidated entity American Patriot Financial Group, Inc. (the "Corporation") and its wholly-owned subsidiary American Patriot Bank (the "Bank") collectively referred to herein as the "Company".

Overview

        During 2008, the entire financial industry experienced significant instability and anxiety as economic conditions deteriorated. Dramatic declines in the housing market during the past year as well as increasing foreclosures and unemployment have been widespread. The Company did not participate in the subprime residential mortgage loans to retail customers, and did not invest in mortgaged backed securities of the preferred stock of Freddie Mac and Fannie Mae. Nonetheless, the effects of a slowing economy, steep declines in housing starts and real estate development and related sale activities adversely affected by the Company's portfolio of loans to builders and developers of residential real estate. The Company's loans to commercial customers in the related building trades and allied industries have also been adversely impacted. As a result, the Company's net loss has increased in 2008, primarily due to the increased provisions for loan losses.

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

Recent Accounting Pronouncements

        In March 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 156, Accounting for Servicing of Financial Assets, ("SFAS 156") an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("SFAS 140"), which requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company adopted SFAS 156 on January 1, 2007. The adoption of SFAS 156 did not have any material impact on the Company's consolidated financial condition or results of operation.

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

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS 157 was for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective January 1, 2008.

        In September 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, ("EITF 06-04") which requires employers that enter into endorsement split-dollar life insurance arrangements that provide an employee with a postretirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employer. Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee's retirement. The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability. The consensus in EITF 06-04 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 06-04 effective January 1, 2008, and its adoption had no impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement was effective as of January 1, 2008; however, it had no impact on the Company's consolidated financial statements because it did not elect the fair value option for any financial instrument not presently being accounted for at fair value.

        In March 2007, the EITF reached a final consensus on Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements, ("EITF 06-10"). EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No. 12. EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 were effective for the Company on January 1, 2008. EITF 06-10 had no impact on the Company's consolidated financial statements.

        In October 2008, the FASB issued FSP No. FAS 157-3 Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active. This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective for the Company upon issuance, including prior periods for which financial statements have not been issued; and, therefore was effective for the Company's financial statements as of and for the year ended December 31, 2008. Adoption of FSP No. 157-3 had no impact on the Company's consolidated financial statements.

        In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP 140-4 and 46(R)-8"). This FSP requires additional disclosures by public entities with continuing involvement in transfers of financial assets to special purpose entities and with variable interests in VIEs, including sponsors that have a variable interest in a VIE. Additionally, this FSP requires certain disclosures to be provided by a public entity that is (1) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE, and (2) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. This FSP is effective for the first reporting period (interim or annual) that ends after December 15, 2008. The Company adopted FSP 140-4 and 46(R)-8 as of December 31, 2008, and its adoption did not have a significant impact on the Company's consolidated financial statements.

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

Results of Operations

        The Company had a net loss of $558,728 for the year ended December 31, 2008 (or a negative $.24 per share) compared to a net loss of $190,585 (or a negative $.08 per share) for the year ended December 31, 2007.

  Net Interest Income/Margin

        Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. Interest income for 2008 was $7,324,977 compared to $8,024,221 in 2007. Total interest expense was $3,434,935 in 2008 compared to $3,880,004 in 2007. Average earning assets increased approximately $10 million (10.73%) to approximately $104 million for the year 2008 as compared to $94 million for the year 2007. Average interest-bearing liabilities increased approximately $11 million (13.51%) in 2008 to $96 million as compared to $85 million in 2007. Net interest margin was 3.72% in 2008 compared to 4.39% in 2007, or 67 basis points decrease. The net change in the net interest margin was significant because the net decreases in the yield on interest-earning assets was approximately 150 basis points compared to the decrease in the rate paid on interest-bearing liabilities of 101 basis points, which is attributable to the Bank being asset sensitive with assets repricing faster than liabilities.

  Provision for Loan Losses

        The provision for loan losses represents a charge to operations necessary to establish an estimated allowance for loan losses, which in management's evaluation, is adequate to provide coverage for estimated losses on outstanding loans. The estimated allowance for loan losses is evaluated on a regular basis by management and is based upon the Bank's historical loss experience adjusted for certain other factors based on management's judgment.

        The year 2008 represents the Bank's seventh full year of operations. During 2008, the Bank recognized a provision for loan losses of $1,297,538. The Bank incurred a decrease in net charge-offs during 2008 as compared with 2007. Net charge-offs were $17,973 and $454,836 for 2008 and 2007, respectively. This impacted the Bank's historical loss ratio and consequently the allowance for loan losses calculation. Gross loans increased from $92,942,928 at December 31, 2007 to $105,701,210 or 13.7% at December 31, 2008. This approximate $12,800,000 increase in gross loans resulted in the need for additional allowance for loan losses. Finally, loans classified as impaired increased substantially during 2008, primarily in the fourth quarter of the year. Impaired loans at December 31, 2008 were $7,154,200 as compared to $6,269,888 at December 31, 2007. Management has evaluated its impaired loans and provided valuation allowances as considered necessary which further contributed to the 2008 provision for loan losses.

        Management feels that the allowance for loan losses is adequate at December 31, 2008. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management's estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, or changes in the circumstances of particular borrowers. In 2009, management intends to pursue more aggressive strategies for problem loan resolution, and is committed to bolster loan loss reserves to levels sufficient to absorb losses recognized in the pursuit of this strategy.

  Provisions for Income Taxes

        Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the estimated allowance for loan losses and accumulated depreciation. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. For further information regarding the provisions for income taxes see Note 7 to the Consolidated Financial Statements.

  Noninterest Income

        The Company's noninterest income consists of service charges on deposit accounts and other fees and commissions. Total noninterest income for 2008 was $673,938 compared to $757,409 in 2007, respectively. Service charge income decreased during 2008 by $36,610 or 6.6% when compared to 2007. This was due to a decreased number of customers utilizing overdraft protection products in 2008 over those in 2007. Most of the other noninterest income increase is due to earnings on the cash surrender value of bank owned life insurance or ("BOLI"). Earnings on BOLI for the year 2008 were $107,352 as compared to $46,146 for the year 2007. This difference is due to the year 2008 having BOLI in effect for the entire year, whereas, the year 2007, BOLI was in effect starting June 2007. Gains in other noninterest income were offset by decreases of $57,045 or 77.4% and $58,113 or 85.7% in fees from origination of mortgage loans sold and investment sale commissions, respectively. The reason for the decrease in investment sale commissions is due to the elimination of that department in early 2008. Management projects that other fees and service charges will increase in 2008 due to a more aggressive collection policy for other fees and service charges.

  Noninterest Expense

        Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following shows the comparison of our noninterest expense for the years ended December 31, 2008 and 2007:

	Years ended December 31,		2008-2007 Percent Increase (Decrease)
	2008	2007
Noninterest expense:
Salaries and employee benefits	$2,038,169	$2,186,911	(6.8)%
Occupancy	609,948	602,754	1.2%
Advertising	130,532	123,013	6.1%
Data processing	329,062	277,826	18.4%
Legal and professional	373,261	413,977	(9.8)%
Other operating	718,929	723,208	(0.6)%

Total noninterest expense	$4,199,901	$4,327,689	(2.95)%

        The primary cause of the decrease in noninterest expense between 2008 and 2007 is the decreased costs of salaries and employee benefits. Even though the costs of legal and professional fees decreased, this amount remains high due to compliance with Section 404 of the Sarbanes-Oxley Act.

Financial Condition

        Total assets at December 31, 2008, were $119,592,826, an increase of $3,058,503 or 2.6% over 2007 year end assets of $116,534,323. Deposits decreased to $103,739,177 at December 31, 2008, a decrease of $1,290,162 or 1.2% from $105,029,339 at December 31, 2007. Gross loans increased by $12,758,282, or 13.7%, to $105,701,210 at year end 2008, from $92,942,928 at year-end 2007. Federal Home Loan Bank (FHLB) Stock increased $32,400 or 12.5% to $291,200 at December 31, 2008 as compared to $258,800 at year-end 2007. Most of the increase in total assets from 2007 to 2008 is accounted for by the growth in the loan portfolio.

        The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of loans, sources of funds, and restricted equity investments are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are discussed below.

  Loans

        Gross loans outstanding totaled $105,701,210 at December 31, 2008 compared to $92,942,928 at December 31, 2007. The growth experienced in 2008 is in the commercial real estate and residential real estate segments of the portfolio which now encompasses approximately 81 percent of the entire portfolio. Consumer and owner occupied residential loans increased approximately 8.0% as a percentage of the entire portfolio. Aggregate commercial (non-real estate) loans declined approximately 3.0% as a percentage of the entire portfolio. The shift from commercial to commercial real estate and residential real estate reflects the acceptable lending opportunities available in the Bank's service area.

        In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection. At December 31, 2008, there were no loans 90 days or more past due and still accruing interest. Total loans 90 days or more past due and in non-accrual status equaled $599,667.

  Restricted Equity Investments

        Federal Home Loan Bank (FHLB) stock at December 31, 2008 was carried at cost of $291,200. This represents an increase of $32,400 or 12.5% from 2007. As a member of the FHLB, the Company is required to maintain stock in an amount equal to 0.15% of total assets and 4% of outstanding FHLB advances. FHLB stock is maintained by the Company at par value of $100 per share.

  Deposits and Other Funding

        Total deposits, which are the principal source of funds for the Company, were $103,739,177 at December 31, 2008 compared to $105,029,339 at December 31, 2007. The decrease of $1,290,162 from year end 2007 to year end 2008 represents a decrease of 1.2%. The Company has targeted local consumers, professional and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers. The Company has established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans. At December 31, 2008, and 2007 the Company had outstanding advances of $5,506,805 and $1,926,026 at the Federal Home Loan Bank, respectively. At December 31, 2008, the Company also had $1,000,000 in short-term borrowings from Jefferson Federal Bank which is due on demand. Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits, other than public funds and brokered deposits, issued in denominations of $100,000 or less while all other funding is deemed to be non-core.

        The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at December 31, 2008 and December 31, 2007:

	December 31, 2008	Percent	December 31, 2007	Percent
Core funding:
Noninterest-bearing deposit accounts	$7,937,765	7.2%	$12,352,954	11.6%
Interest-bearing demand accounts	3,478,214	3.2%	2,886,852	2.7%
Savings and money market accounts	21,767,615	19.7%	28,712,635	26.8%
Time deposits accounts less than $100,000	54,704,395	49.6%	39,805,013	37.2%

Total core funding	$87,887,989	79.7%	$83,757,454	78.3%

Non-core funding:
Time deposit accounts greater than $100,000	$15,556,207	14.1%	$13,045,243	12.2%
Public funds	294,981	0.3%	437,642	0.4%
Brokered deposits	—	0.0%	7,789,000	7.3%
Federal Home Loan Bank advances
and short-term borrowings	6,506,805	5.9%	1,926,026	1.8%

Total non-core funding	22,357,993	20.3%	23,197,911	21.7%

Totals	$110,245,982	100.0%	$106,955,365	100.00%

  Liquidity

        At December 31, 2008, the Company had liquid assets of approximately $6.7 million in the form of cash, federal funds sold and Federal Home Loan Bank Stock available for sale compared to approximately $15.3 million on December 31, 2007. Additional liquidity should be provided by anticipated growth in deposit accounts and loan repayments. The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide an additional credit line if necessary. The Company has been approved to borrow funds at the Federal Discount Window.

  Capital

        Total stockholders' equity at December 31, 2008 was $8,348,249, a decrease of $303,753 from $8,657,002 at December 31, 2007. This decrease was due to a net loss of $558,728 for 2008 that was partially offset by the purchase of 75,000 shares of common stock by key officers of the Company. Common stock increased $24,975 and surplus $225,000 from the exercise of common stock options.

        At December 31, 2008 and 2007 capital ratios were in excess of the regulatory guidelines with the Company's Tier 1, total risk-based and leverage ratio.

        The Company's actual capital amounts and ratios are as follows:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of December 31, 2008 (in Thousands)
Tier 1 Capital (To Average Assets)	$9,305	7.85	%≥	$4,743		4	%≥	$5,928	≥	5%
Tier 1 Capital (To Risk Weighted Assets)	$9,305	9.15	%≥	$4,069		4	%≥	$6,119	≥	6%
Total Capital (To Risk Weighted Assets)	$10,396	10.22	%≥	$8,138		8	%≥	$10,198	≥	10%
As of December 31, 2007 (in Thousands)
Tier 1 Capital (To Average Assets)	$8,610	7.66	%≥	$4,49	≥	4	%≥	$5,617	≥	5%
Tier 1 Capital (To Risk Weighted Assets)	$8,610	9.01	%≥	$3,822	≥	4	%≥	$5,733	≥	6%
Total Capital (To Risk Weighted Assets)	$9,704	10.16	%≥	$7,644	≥	8	%≥	$9,552	≥	10%

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

        At December 31, 2008, approximately 69% of the Company's gross loans had adjustable rates. Based on the asset/liability modeling management believes that these loans reprice at a faster pace than liabilities held at the Company. Because the majority of the institution's liabilities are 12 months and under and the gap in repricing is asset sensitive, with loans repricing daily, management believes that a rising rate environment would have a positive impact on the Company's net interest margin. Floors in the majority of the Company's adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

        The Company, at December 31, 2008, had outstanding unused lines of credit and standby letters of credit that totaled $10,918,776. These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements. The Company has the ability to liquidate federal funds sold or, on a short-term basis, to purchase federal funds from other banks and to borrow from the Federal Home Loan Bank. At December 31, 2008, the Company had established with correspondent banks the ability to purchase federal funds if needed.

I.
AVERAGE BALANCE SHEETS, NET INTEREST REVENUE AND CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

        The following table shows the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for each of the years in the two-year period ended December 31, 2008. The table is presented on taxable equivalent basis, if applicable.

	2008			2007
	Average Balance	Interest Income/ Expense	Average Yields/ Rate	Average Balance	Interest Income/ Expense	Average Yields/ Rate
Assets:
Interest-earning assets:
Loans (including fees)	$100,452,306	$7,227,220	7.19%	$83,490,614	$7,480,371	8.96%
FHLB stock	271,069	14,012	5.17%	259,167	17,068	6.59%
Deposits	294,865	5,119	1.74%	61,035	916	1.50%
Federal funds sold	3,418,578	78,626	2.30%	10,505,740	525,866	5.01%

Total interest-earning assets/interest-income	104,436,818	7,324,977	7.01%	94,316,556	8,024,221	8.51%

Cash and due from banks	2,819,713			3,066,970
Other assets	9,176,930			7,727,255
Allowance for loan losses	(1,042,766)			(653,410)

Total Assets	$115,390,695			$104,457,371

Liabilities and Stockholder's Equity:
Interest-bearing liabilities:
Demand deposits	$24,605,359	$593,714	2.41%	$25,847,380	$1,043,310	4.04%
Savings deposits	3,417,911	25,755	0.75%	4,393,937	91,873	2.09%
Other time deposits	64,192,041	2,671,304	4.16%	52,420,766	2,672,039	5.10%
FHLB advances and fed funds purchased	3,987,947	144,162	3.61%	2,090,324	72,782	3.48%

Total interest-bearing liabilities/interest-expense	96,203,258	3,434,935	3.57%	84,752,407	3,880,004	4.58%

Non-interest bearing demand deposits	9,234,573			9,737,015
Other liabilities	931,843			929,319
Stockholder's equity	9,021,021			9,038,630

Total liabilities and stockholder's equity	$115,390,695			$104,457,371

Net interest earnings		$3,890,042			$4,144,217

Net interest spread			3.44%			3.93%
Net interest margin			3.72%			4.39%

        Note:    Average loan balances include nonaccrual loans. Interest income collected on nonaccrual loans has been included.

        The net interest margin for 2008 was 3.72% compared to a net interest margin of 4.39% for the same period in 2007, a decrease of 67 basis points. The net change in the net interest margin was significant because the net decreases in the yield on interest-earning assets was approximately 150 basis points compared to the decrease in the rate paid on interest-bearing liabilities of 101 basis points. Other matters related to the changes in net interest income, net yields and rate, and net interest margin are presented below:

  •
  Our loan yields decreased from 2007 to 2008. For asset/liability management purposes, we have emphasized variable rate loans since our inception such that approximately 69.0% of our loans are variable rate loans at December 31, 2008 compared to 72.0% at December 31, 2007. Variable rate loans generally have lower yields than do fixed rate loans, but better match the cost of funds in a rising rate environment.

  •
  During 2008 the average balances of noninterest bearing deposits decreased by $502,442 or 5.16%, while interest bearing liabilities increased by $11,450,851 or 13.51%. Rates decreased in 2008 over 2007. Management anticipates the funding rates to remain stable or slightly decrease on interest bearing liabilities for most of 2009.

        Net interest income decreased by $254,175 between the years ended December 31, 2008 and 2007 and increased by $300,311 between the years ended December 31, 2007 and 2006.

        The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes:

	2008 Compared to 2007 Increase (Decrease) due to			2007 Compared to 2006 Increase (Decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$(1,772,919)	$1,519,768	$(253,151)	$73,497	$1,282,339	$1,355,836
FHLB stock	(3,840)	784	(3,056)	2,003	545	2,548
Deposits	(7,699)	11,902	4,203	(1,743)	(30,300)	(32,043)
Federal funds sold	(92,174)	(355,066)	(447,240)	6,382	5,165	11,547

Total interest-earning assets	(1,876,632)	1,177,388	(699,244)	80,139	1,257,749	1,337,888

Interest-bearing liabilities:
Demand deposits	456,564	(906,160)	(449,596)	79,768	105,502	185,270
Savings deposits	(488,541)	422,423	(66,118)	5,525	(11,524)	(5,999)
Other time deposits	(601,070)	600,335	(735)	311,844	585,153	896,997
FHLB advances	5,343	66,037	71,380	2,792	(41,483)	(38,691)

Total interest-bearing liabilities	(627,704)	182,635	(445,069)	399,929	637,648	1,037,577

Net interest income	$(1,248,928)	$994,753	$(254,175)	$(319,790)	$620,101	$300,311

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

II.
DEBT SECURITIES

        The Company had no debt securities as of December 31, 2008 and 2007.

III.
LOAN PORTFOLIO

A.
Loan Types.

          The following schedule details the loans of the Company at December 31, 2008 and 2007:

	December 31 2008	December 31 2007
Consumer installment	$3,165,460	$3,781,485
Commercial	16,679,407	17,124,587
Commercial real estate	62,532,516	56,192,105
Residential mortgage	23,323,827	15,844,751

	105,701,210	92,942,928
Less:
Estimated allowance for loan losses	2,373,648	1,094,083

Loans, net	$103,327,562	$91,848,845

  B.
  Maturities and Sensitivities of Loans to Changes in Interest Rates

        The following schedule details maturities and sensitivities to interest rate changes for loans and deposits as of December 31, 2008:

	Within 1 year	1 to 5 years	Over 5 years	Total
Uses of Funds:
Loans
Installment	$1,206,644	$1,941,515	$17,301	$3,165,460
Commercial	11,691,719	4,222,159	765,529	16,679,407
Commercial real estate	30,587,779	27,332,515	4,612,222	62,532,516
Mortgage	8,313,228	11,157,124	3,853,475	23,323,827

Total Loans	51,799,370	44,653,313	9,248,527	105,701,210
FHLB stock	291,200	—	—	291,200
Deposits	30,546	—	—	30,546
Bank owned life insurance	—	—	2,353,498	2,353,498
Federal funds sold	3,706,160	—	—	3,706,160

Total earning assets	$55,827,276	$44,653,313	$11,602,025	$112,082,614

Sources of funds:
Deposits:
Interest-bearing
Money market, interest, checking, and savings	$25,490,810	$—	$—	$25,490,810
Time deposits	65,726,424	4,584,178	—	70,310,602

Total Deposits	91,217,234	4,584,178	—	95,801,412
Borrowings	1,075,000	5,431,805	—	6,506,805

Total interest-bearing liabilities	$92,292,234	$10,015,983	$—	$102,308,217

Net repricing gap	$(36,464,958)	$34,637,330	$11,602,025	$9,774,397

Rate sensitivity gap:
Net repricing gap as a percentage of total earning assets	(32.53)%	30.90%	10.35%	8.72%

Cumulative gap:	$(36,464,958)	$(1,827,628)	$9,774,397

Cumulative gap as a percentage of total earning assets	(32.53)%	(1.63)%	8.72%

Rate Risk:
Loans with predetermined rates	$11,095,319	$20,931,125	$314,419	$32,340,863
Loans with variable/adjusted rate	40,704,050	23,722,188	8,934,109	73,360,347

	$51,799,369	$44,653,313	$9,248,528	$105,701,210

  C.
  Risk Elements

        The following table presents information regarding nonaccrual, past due and restructured loans at December 31, 2008 and 2007:

	2008	2007
Loans accounted for on a non-accrual basis:
Number	11	8
Amount	$599,667	$149,244
Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal or interest payments:
Number	0	0
Amount	$—	$—
Loans defined as "troubled debt restructurings"
Number	0	0
Amount	$—	$—

        Accrual of interest is discontinued on a loan when management of the Company determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

        The Bank has specifically identified and evaluated $6,414,683 and $4,035,939 in impaired loans at December 31, 2008 and 2007, respectively. The Bank has reserved $1,512,511 and $438,069 related to these specifically evaluated loans as of December 31, 2008 and 2007, respectively.

        The Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment. Loans collectively evaluated for impairment, with a classification of substandard or doubtful, as of December 31, 2008 and 2007, were $739,517 and $2,233,949, respectively. The Bank has reserved $29,150 and $96,422 related to these loans as of December 31, 2008 and 2007, respectively.

        There are no other loans which are not disclosed above, but where known, information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

IV.
SUMMARY OF LOAN LOSS EXPERIENCE

        The following schedule details selected information related to the estimated allowance for loan loss account of the Company at December 31, 2008 and 2007:

	December 31
	2008	2007
Balance at beginning of year	$1,094,083	$617,956
Provision charged to expense	1,297,538	930,963
Charge offs:
Installment loans	(17,920)	(39,985)
Commercial	(35,513)	(341,118)
Mortgage	(11,075)	(49,335)
Commercial real estate	(7,690)	—
Overdrafts	(57,543)	(66,788)
Credit card	—	(1,671)

Total Loan Losses	(129,741)	(498,897)

Recoveries:
Installment loans	10,590	16,420
Commercial	42,984	14,941
Overdrafts	1,031	11,358
Mortgage	33,794	1,342
Agriculture	22,435	—
Commercial real estate	934	—

Total Loan Recoveries	111,768	44,061

Net Charge Offs	(17,973)	(454,836)

Balance at end of year	$2,373,648	$1,094,083

Ratio of net charge offs during the period to average loans outstanding during the period	0.02%	0.54%

Allowance for loan losses as a percent of year end loans	2.25%	1.18%

        At December 31, 2008 and 2007, the allowance for loan losses was allocated as follows:

	December 31, 2008		December 31, 2007
	Amount	Percentage of loan in each category to total loans	Amount	Percentage of loan in each category to total loans
Installment	$36,088	2.95%	$33,695	4.04%
Commercial	487,827	15.78%	371,871	18.42%
Commercial real estate	1,596,195	59.16%	584,675	60.46%
Mortgage	232,603	22.07%	88,027	17.05%
Overdrafts	20,935	0.04%	15,815	0.03%

	$2,373,648	100.00%	$1,094,083	100.00%

        Nonaccrual and Past Due Loans:

	2008	2007
Principal:
Nonaccrual loans	$599,667	$149,244
Loans past due 90 days or more and still accruing	—	—

	$599,667	$149,244

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

V.
DEPOSITS

        The average amounts and average interest rates for deposits for 2008 and 2007 are detailed in the following schedule:

	Years Ended December 31,
	2008		2007
Deposit Category	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Noninterest-bearing demand	$9,234,573	N/A	$9,737,015	N/A
Interest-bearing demand	24,605,359	2.41%	25,847,380	4.04%
Savings deposits	3,417,911	0.75%	4,393,937	2.09%
Time deposits	64,192,041	4.16%	52,420,766	5.10%

        The following schedule details the amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2008:

Certificates of Deposit
3 months or less	$2,347,011
3-6 months	5,441,700
6-12 months	6,799,712
Over 12 months	967,784

Total	$15,556,207

VI.
RETURN ON EQUITY AND ASSETS

        Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

	Year Ended December 31,
	2008	2007
Return on average assets	-0.48%	-0.18%
Return on average equity	-6.19%	-2.11%
Average equity to average assets ratio	7.82%	8.65%
Dividend payout ratio	N/A	N/A

VII.
SHORT-TERM BORROWINGS

  Federal Home Loan Bank Advances:

        Pursuant to collateral agreements with Federal Home Loan Bank (FHLB), the advances are collateralized by specific first mortgage loans. The FHLB's required unpaid principal balance of eligible mortgages was $8,807,912 and $3,568,683 at December 31, 2008 and 2007, respectively. The advances at December 31, 2008 and 2007, have the maturity dates as follows:

Maturity Date	Interest Rate	December 31, 2008
04/01/10	3.56%	$543,139
03/20/09	5.18	75,000
01/01/11	4.37	388,666
06/03/11	3.69	3,000,000
08/04/10	3.63	1,500,000

		$5,506,805

Maturity Date	Interest Rate	December 31, 2007
01/01/08	3.50%	$14,599
04/01/10	3.56	591,349
05/01/08	2.64	7,792
06/01/08	3.28	637,240
08/01/08	2.85	30,067
08/01/08	2.99	56,664
11/01/08	3.54	93,355
03/20/09	5.18	75,000
01/01/11	4.37	420,000

		$1,926,026

  Other Borrowings:

        On December 30, 2008, the Company entered into a promissory note and Commercial Loan Agreement with Jefferson Federal Bank whereby the Company borrowed $1,000,000 from the lender secured by all of the outstanding shares of common stock of American Patriot Bank, pursuant to a Commercial Security Agreement entered into by the parties concurrently with the loan.

        The loan contemplates a multiple advance draw loan, with the principal balance not to exceed $1,000,000. Interest will accrue on the loan at the rate of 6.00% per year, with payment required upon demand, but if no demand is made, then payment must be made in quarterly payments of accrued interest calculated on the amount outstanding beginning on March 30, 2009, and principal due on December 31, 2009. The Company may prepay the loan at any time by paying all principal, interest, escrow, late fees, and all other amounts due in full.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As a smaller reporting company, the Corporation is not required to include this information in this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Reports of Independent Registered Public Accounting Firms, Consolidated Financial Statements and supplementary data required by Item 8 are set forth on pages F-1 through F-23 of this Report and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    The Corporation maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer. The Corporation carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Interim Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective.

        Changes in Internal Controls and Procedures.    There were no changes in the Corporation's internal control over financial reporting during the Corporation's fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

  Management's Report on Internal Control over Financial Reporting

        The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. The Corporation's internal control system was designed to provide reasonable assurance to the Corporation's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2008, the Corporation's internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information relating to our directors and executive officers will be contained in the Corporation's Proxy Statement for its 2009 Annual Meeting of shareholders to be held June 26, 2009, and such information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information relating to executive compensation will be contained in the Corporation's Proxy Statement for its 2009 Annual Meeting of shareholders to be held June 26, 2009, and such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information relating to security ownership of certain beneficial owners and management will be contained in the Corporation's Proxy Statement for its 2009 Annual Meeting of shareholders to be held June 26, 2009, and such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information relating to certain relationships and related transactions will be contained in the Corporation's Proxy Statement for its 2009 Annual Meeting of shareholders to be held June 26, 2009, and such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information relating to the principal accountant fees and services will be contained in the Corporation's Proxy Statement for its 2009 Annual Meeting of shareholders to be held June 26, 2009, and such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (a)(1)    Financial Statements:

  The following Consolidated Financial Statements of American Patriot Financial Group, Inc. and the related notes are filed as part of this Report pursuant to Item 8:

  (2)         Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

        (3)         Exhibits:

Exhibit No.	Description
3.1*	Charter of American Patriot Financial Group, Inc.
3.2*	Bylaws of American Patriot Financial Group, Inc.
10.1*	Share Exchange Agreement between American Patriot Financial Group, Inc. (F/K/A BG Financial Group, Inc.) and American Patriot Bank (F/K/A Bank of Greeneville), effective January 23, 2004
10.2**	Stock Option Agreement between American Patriot Bank and J. Robert Grubbs
10.3**	Stock Option Agreement between American Patriot Bank and T. Don Waddell
10.4**	Purchase and Assumption Agreement between American Patriot Bank (F/K/A Bank of Greeneville) and First Community Bank of East Tennessee, dated July 6, 2001
21.1	Subsidiaries of American Patriot Financial Group, Inc.
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 U.S.C. Section 1350-Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 U.S.C. Section 1350-Sarbanes-Oxley Act of 2002

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

AMERICAN PATRIOT FINANCIAL GROUP, INC.
By:	/s/ WILLIAM J. SMEAD
William J. Smead, Interim Chief Executive Officer
Date: April 15, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as directors.

By:	/s/ LEONARD B. LAWSON	By:	/s/ WENDY C. WARNER
	Leonard B. Lawson		Wendy C. Warner
Date: April 15, 2009		Date: April 15, 2009
By:	/s/ MICHAEL G. BURNS	By:	/s/ ROGER A. WOOLSEY
	Michael G. Burns, President		Roger A. Woolsey
Date: April 15, 2009		Date: April 15, 2009
By:	/s/ WILLIAM J. SMEAD
William J. Smead
Date: April 15, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American Patriot Financial Group, Inc.
Greeneville, Tennessee

        We have audited the accompanying consolidated balance sheets of American Patriot Financial Group, Inc. and subsidiary (Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Patriot Financial Group, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

        We were not engaged to examine management's assessment of the effectiveness of American Patriot Financial Group, Inc.'s internal control over financial reporting as of December 31, 2008, included in Management's Report on Internal Control Over Financial Reporting found in Item 9A(T) of Form 10-K for the year ended December 31, 2008, and, accordingly, we do not express an opinion thereon.

                      /s/ HAZLETT, LEWIS & BIETER, PLLC

Chattanooga, Tennessee
April 13, 2009

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Cash and due from banks	$2,690,246	$4,462,015
Federal funds sold	3,706,160	10,607,427

Cash and cash equivalents	6,396,406	15,069,442
Federal Home Loan Bank stock, at cost	291,200	258,800
Loans, net of allowance for loan losses of $2,373,648 in 2008 and $1,094,083 in 2007	103,327,562	91,848,845
Premises and equipment, net	5,317,685	5,571,514
Accrued interest receivable	505,460	548,410
Deferred tax assets, net	788,325	319,297
Foreclosed assets	394,579	475,366
Cash surrender value of bank owned life insurance	2,353,498	2,246,146
Other assets	218,111	196,503

Total Assets	$119,592,826	$116,534,323

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing
Demand	$7,937,765	$12,352,954
Interest-bearing
Money market, interest checking and savings	25,490,810	31,787,128
Time deposits	70,310,602	60,889,257

Total Deposits	103,739,177	105,029,339
Accrued interest payable	522,592	813,069
Other liabilities	476,003	108,887
Federal Home Loan Bank and other borrowings	6,506,805	1,926,026

Total Liabilities	111,244,577	107,877,321

Commitments and Contingencies (Note 9 and 15)
STOCKHOLDERS' EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,389,391 shares at December 31, 2008 and 2,314,391 shares at December 31, 2007	796,337	771,362
Additional paid-in capital	7,167,260	6,942,260
Retained earnings	384,652	943,380

Total Stockholders' Equity	8,348,249	8,657,002

Total Liabilities and Stockholders' Equity	$119,592,826	$116,534,323

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007
Interest and dividend income:
Loans, including fees	$7,227,220	$7,480,371
Dividends on Federal Home Loan Bank stock	14,012	17,068
Federal funds sold and other	83,745	526,782

Total interest and dividend income	7,324,977	8,024,221

Interest expense:
Deposits	3,294,904	3,807,222
Borrowed funds	140,031	72,782

Total interest expense	3,434,935	3,880,004

Net interest income before provision for loan losses	3,890,042	4,144,217
Provision for loan losses	1,297,538	930,963

Net interest income after provision for loan losses	2,592,504	3,213,254

Noninterest income:
Customer service fees	515,447	552,057
Fees from origination of mortgage loans sold	16,657	73,702
Investment sales commissions	9,734	67,847
Other	132,100	63,803

Total noninterest income	673,938	757,409

Noninterest expenses:
Salaries and employee benefits	2,038,169	2,186,911
Occupancy	609,948	602,754
Advertising	130,532	123,013
Data processing	329,062	277,826
Legal and professional	373,261	413,977
Other operating	718,929	723,208

Total noninterest expense	4,199,901	4,327,689

Net loss before income taxes	(933,459)	(357,026)
Income tax benefit	(374,731)	(166,441)

Net loss	$(558,728)	$(190,585)

Per share information:
Basic net loss per common share	$(0.24)	$(0.08)
Diluted net loss per common share	$(0.23)	$(0.08)
Weighted average basic shares outstanding	2,365,006	2,312,443
Weighted average diluted shares outstanding	2,380,763	2,414,158

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2008 and 2007

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance, December 31, 2006	2,311,071	$770,256	$6,932,307	$1,133,965	$8,836,528
Comprehensive income:
Net loss		—	—	(190,585)	(190,585)

Total comprehensive loss					(190,585)

Issuance of 3,320 shares of common stock under stock option plan	3,320	1,106	9,953	—	11,059

Balance, December 31, 2007	2,314,391	$771,362	$6,942,260	$943,380	$8,657,002
Comprehensive income:
Net loss		—	—	(558,728)	(558,728)

Total comprehensive loss					(558,728)

Issuance of 75,000 shares of common stock under stock option plan	75,000	24,975	225,000	—	249,975

Balance, December 31, 2008	2,389,391	$796,337	$7,167,260	$384,652	$8,348,249

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(558,728)	$(190,585)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,297,538	930,963
Write-down of foreclosed assets	37,975	39,809
Depreciation	317,162	273,306
Gain on sales of premises and equipment	(12,491)	—
Realized loss on sales of foreclosed assets	4,598	72,794
Deferred income tax benefit	(469,028)	(152,752)
Federal Home Loan Bank stock dividends	(10,300)	—
Increase in cash surrender value of bank owned life insurance	(107,352)	(46,146)
Net change in:
Accrued interest receivable	42,950	(41,504)
Other assets	(21,608)	(117,732)
Other liabilities	367,116	(138,139)
Accrued interest payable	(290,477)	114,244

Net cash provided by operating activities	597,355	744,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of bank owned life insurance	—	(2,200,000)
Federal Home Loan Bank stock purchases	(22,100)	—
Proceeds from sales of foreclosed assets	403,276	157,856
Loan originations and principal collections, net	(13,141,317)	(16,071,905)
Additions to premises and equipment	(65,167)	(2,045,301)
Proceeds from sales of premises and equipment	14,325	—

Net cash used in investing activities	(12,810,983)	(20,159,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits (non-time deposits)	(10,711,507)	6,316,601
Net change in time deposits	9,421,345	16,209,686
Net decrease in securitized borrowings	—	(3,099,091)
Federal Home Loan Bank advances	4,500,000	420,000
Federal Home Loan Bank repayments	(919,221)	(862,133)
Proceeds from other borrowings	1,000,000	—
Issuance of common stock	249,975	11,059

Net cash provided by financing activities	3,540,592	18,996,122

Net change in cash and cash equivalents	(8,673,036)	(418,970)
Cash and cash equivalents at beginning of year	15,069,442	15,488,412

Cash and cash equivalents at end of year	$6,396,406	$15,069,442

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$3,725,412	$3,765,760
Income taxes paid (refunded)	$(140,050)	$238,000
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Foreclosed/repossessed assets sold during the year and financed through loans	$—	$20,000
Transfer of loans to foreclosed/repossessed assets	$365,062	$351,925

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

        The accounting and reporting policies of American Patriot Financial Group, Inc. and subsidiary (Company) conform with accounting principles generally accepted in the United States of America and accepted accounting and reporting practices within the banking industry. The significant accounting policies are summarized as follows:

Principles of Consolidation

        The consolidated financial statements include the accounts of American Patriot Financial Group, Inc. and its wholly-owned subsidiary, American Patriot Bank (Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Loans

        The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Greeneville and Maryville, Tennessee and surrounding areas. The ability of the Bank's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

        A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

Transfers of Financial Assets

        Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Advertising Costs

        Advertising costs are expensed as incurred.

Stock Option Plan

        The Company recognizes compensation cost relating to share-based payment transactions based on the fair value of the equity or liability instruments issued. Compensation cost is measured using the fair value of the stock option award on the grant date and is recognized over the employee service period. The Company uses a stock option pricing model to determine the fair value of the award on the grant date.

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

Segment Reporting

        Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information provides for the identification of reportable segments on the basis of discrete business units and their financial information to the extent such units are reviewed by an entity's chief decision maker (which can be an individual or group of management persons). The Statement permits aggregation or combination of segments that have similar characteristics. In the Company's operations, each bank branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services. Accordingly, the Company's consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

Earnings Per Share

        Basic earnings per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per share. There were 33,150 and 35,900 antidilutive stock options for 2008 and 2007, respectively. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

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

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS" 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 was for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 effective January 1, 2008.

        In September 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, ("EITF 06-04") which requires employers that enter into endorsement split-dollar life insurance arrangements that provide an employee with a postretirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employer. Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee's retirement. The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability. The consensus in EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 06-4 effective January 1, 2008, and its adoption had no impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement was effective as of January 1, 2008; however, it had no impact on the Company's consolidated financial statements because it did not elect the fair value option for any financial instrument not presently being accounted for at fair value.

        In March 2007, the EITF reached a final consensus on Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements, ("EITF 06-10"). EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No. 12. EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 were effective for the Company on January 1, 2008. EITF 06-10 had no impact on the Company's consolidated financial statements.

        In October 2008, the FASB issued FSP No. FAS 157-3 Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active. This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective for the Company upon issuance, including prior periods for which financial statements have not been issued; and, therefore was effective for the Company's financial statements as of and for the year ended December 31, 2008. Adoption of FSP No. 157-3 had no impact on the Company's consolidated financial statements.

        In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP 140-4 and 46(R)-8"). This FSP requires additional disclosures by public entities with continuing involvement in transfers of financial assets to special purpose entities and with variable interests in VIEs, including sponsors that have a variable interest in a VIE. Additionally, this FSP requires certain disclosures to be provided by a public entity that is (1) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE, and (2) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. This FSP is effective for the first reporting period (interim or annual) that ends after December 15, 2008. The Company adopted FSP 140-4 and 46(R)-8 as of December 31, 2008, and its adoption did not have a significant impact on the Company's consolidated financial statements.

        The company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Reclassification

        Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

Note 2.    Restrictions On Cash and Due From Banks

        The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2008 and 2007, these reserve balances amounted to $25,000 and $25,000, respectively.

Note 3.    Federal Home Loan Bank Stock

        As a member of the Federal Home Loan Bank (FHLB), the Bank is required to maintain stock in an amount equal to at least .15% of total assets and 4% of outstanding FHLB advances. Federal Home Loan Bank stock is carried at cost and maintained by the Bank at par value of $100 per share.

Note 4.    Loans

        A summary of the balances of loans follows:

	December 31, 2008	December 31, 2007
Consumer installment	$3,165,460	$3,781,485
Commercial	16,679,407	17,124,587
Commercial real estate	62,532,516	56,192,105
Residential mortgage	23,323,827	15,844,751

	105,701,210	92,942,928
Less:
Estimated allowance for loan losses	(2,373,648)	(1,094,083)

Loans, net	$103,327,562	$91,848,845

        An analysis of the allowance for loan losses follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Balance, beginning	$1,094,083	$617,956
Provision for loan losses	1,297,538	930,963
Recoveries of loans previously charged-off	111,768	44,061

	2,503,389	1,592,980
Loans charged-off	129,741	498,897

Balance, ending	$2,373,648	$1,094,083

        The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31, 2008	December 31, 2007
Impaired loans with a specific valuation allowance	$6,414,683	$4,035,939

Total specifically evaluated impaired loans	$6,414,683	$4,035,939

Specific valuation allowance related to impaired loans	$1,512,511	$438,069
Past-due loans ninety days or more and still accruing	$—	$—
Total non-accrual loans	$599,667	$149,244

	Years Ended December 31,
	2008	2007
Average investment in specifically evaluated impaired loans	$3,771,924	$3,920,969
Interest income recognized on impaired loans	$381,454	$230,007
Interest income recognized on a cash basis on impaired loans	$389,381	$219,914

        In addition to the specifically evaluated impaired loans above, the Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment. Loans collectively evaluated for impairment, with a classification of substandard or doubtful, as of December 31, 2008 and 2007, were $739,517 and $2,233,949, respectively. The bank has reserved $29,150 and $96,422 related to these loans as of December 31, 2008 and 2007, respectively.

        No additional funds are committed to be advanced in connection with impaired loans.

        The Bank's only significant concentration of credit at December 31, 2008, occurred in real estate loans which totaled approximately $86 million. While real estate loans accounted for 81 percent of total loans, these loans were primarily residential development and construction loans, residential mortgage loans, and commercial loans secured by commercial properties. Substantially all real estate loans are secured by properties located in Tennessee.

        The amounts of loans due directly from officers and directors of the Company or indirectly from corporations, partnerships or ventures in which these individuals have an interest were $2,068,606 and $3,780,866 at December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, total principal additions were $2,230,241 and $3,920,857, respectively, and total principal payments were $3,942,501 and $987,421, respectively.

Note 5.    Premises and Equipment

        The major classes of premises and equipment and the total accumulated depreciation are as follows:

	December 31, 2008	December 31, 2007
Land	$1,670,363	$1,670,363
Land for future development	564,712	564,712
Premises and improvements	2,575,058	2,575,058
Furniture and equipment	2,305,360	2,274,731
Construction in process	—	22,186

	7,115,493	7,107,050
Less: Accumulated depreciation	(1,797,808)	(1,535,536)

	$5,317,685	$5,571,514

        Depreciation and amortization expense of premises and equipment for 2008 and 2007 was $317,162 and $273,306, respectively.

        Rental expense under operating leases for 2008 and 2007 was $49,561 and $48,308, respectively.

        Future minimum rental payments required under noncancellable operating leases for equipment and data processing fees under operating agreements were as follows:

2009	$24,146
2010	24,146
2011	20,086
2012	9,380
2013	—

$77,758

Note 6.    Federal Home Loan Bank Advances and Other Borrowings

        Pursuant to collateral agreements with Federal Home Loan Bank (FHLB), the advances are collateralized by specific first mortgage loans. The FHLB's required unpaid principal balance of eligible mortgages was $8,807,912 at December 31, 2008. The advances at December 31, 2008, have maturity dates as follows:

Maturity Date	Interest Rate	December 31, 2008
04/01/10	3.56	$543,139
03/20/09	5.18	75,000
01/01/11	4.37	388,666
06/03/11	3.69	3,000,000
08/04/10	3.63	1,500,000

		$5,506,805

        As of December 31, 2008, the Company had $250,000 available in unfunded letters of credit with the FHLB.

        On December 30, 2008, the Company entered into a promissory note and Commercial Loan Agreement with Jefferson Federal Bank whereby the Company borrowed $1,000,000 from the lender secured by all of the outstanding shares of common stock of American Patriot Bank, pursuant to a Commercial Security Agreement entered into by the parties concurrently with the loan.

        The loan contemplates a multiple advance draw loan, with the principal balance not to exceed $1,000,000. Interest will accrue on the loan at the rate of 6.000% per year, with payment required upon demand, but if no demand is made, then payment must be made in quarterly payments of accrued interest calculated on the amount outstanding beginning on March 30, 2009, and principal due on December 31, 2009. The Company may prepay the loan at any time by paying all principal, interest, escrow, late fees, and all other amounts due in full.

Note 7.    Income Tax Matters

        Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	2008	2007
Deferred Tax Assets:
Allowance for loan losses	$908,870	$418,925
Amortization of intangibles, start-up cost and organizational costs	19,145	22,209
Interest on non-accrual loans	8,847	8,415
Deferred compensation	28,236	6,715
Other	28,259	27,721

	993,357	483,985

Deferred Tax Liabilities:
FHLB stock dividends	3,943	—
Earnings on cash surrender value of life insurance	41,105	—
Depreciable assets	159,984	164,688

	205,032	164,688

Net deferred tax assets	$788,325	$319,297

        The provision for income taxes charged to income for the years ended December 31, 2008 and 2007 consists of the following:

	2008	2007
Current tax expense (benefit)	$94,297	$(13,689)
Deferred tax (benefit)	(469,028)	(152,752)

Total income tax (benefit)	$(374,731)	$(166,441)

        The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2008 and 2007, due to the following:

	2008	2007
Computed "expected" tax expense (benefit)	$(317,376)	$(121,389)
State income tax (benefit), net of federal benefits	(40,045)	(15,316)
Other, net	(17,310)	(29,736)

	$(374,731)	$(166,441)

Note 8.    Deposits

        The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007, was $15,556,207 and $20,834,243, respectively.

        At December 31, 2008, the scheduled maturities of time deposits are as follows:

2009	$65,726,424
2010	3,958,262
2011	573,494
2012	52,422

$70,310,602

        Deposits from related parties held by the Bank at December 31, 2008 and 2007, amounted to approximately $851,982 and $683,647 respectively.

Note 9.    Financial Instruments With Off-Balance-Sheet Risk

        In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2008 and 2007, undisbursed loan commitments aggregated $10,871,376 and $13,853,961, respectively. In addition, there were outstanding standby letters of credit totaling $47,400 and $144,978, respectively.

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

Note 10.    Regulatory Matters

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

        As of December 31, 2008, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action according to the most recent notification from the Federal Deposit Insurance Corporation. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

        The Bank's actual capital amounts and ratios are as follows:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount	Ratio
As of December 31, 2008 (in Thousands)
Tier 1 Capital (To Average Assets)	$9,305	7.85%	≥	$4,743		4%	≥	$5,928≥	5%
Tier 1 Capital (To Risk Weighted Assets)	$9,305	9.15%	≥	$4,069		4%	≥	$6,119≥	6%
Total Capital (To Risk Weighted Assets)	$10,396	10.22%	≥	$8,138		8%	≥	$10,198≥	10%
As of December 31, 2007 (in Thousands)
Tier 1 Capital (To Average Assets)	$8,610	7.66%	≥	$4,493	≥	4%	≥	$5,617≥	5%
Tier 1 Capital (To Risk Weighted Assets)	$8,610	9.01%	≥	$3,822	≥	4%	≥	$5,733≥	6%
Total Capital (To Risk Weighted Assets)	$9,704	10.16%	≥	$7,644	≥	8%	≥	$9,552≥	10%

        As of December 31, 2008, the Bank is also required to maintain minimum capital ratios of Tier 1 capital to average assets of 7 percent, Tier 1 capital to risk-weighted assets ratio of 10 percent and is limited in its ability to pay dividends.

Note 11.    Fair Value Disclosures

Fair Value Measurements:

        On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

        The Company has an established process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models or processes that use primarily market-based or independently-sourced market data, including interest rate yield curves, option volatilities and third party information. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

        SFAS 157 also establishes a three-tier fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, as follows:

  Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

  Level 2—Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.

  Level 3—Significant unobservable inputs that reflect the Company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

        A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

        Impaired Loans—The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, ("SFAS 114"). The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated (or impaired loans were primarily evaluated) based on the fair value of collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

        The Company has no assets or liabilities measured at fair value on a recurring basis; however, certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The table below presents information about assets on the balance sheet at December 31, 2008, for which a nonrecurring change in fair value was recorded during 2008.

	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$4,902,172	$—	$—	$4,902,172

        Losses derived from Level 3 inputs were calculated primarily by models utilizing estimated collateral value or the discounted present value of expected cash flows.

Fair Value of Financial Instruments:

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

Other Borrowings

        The carrying amounts of federal funds purchased and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance Sheet Credit-Related Instruments

        Commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded.

        The estimated fair values of the Company's financial instruments are as follows at December 31:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$6,396,406	$6,396,406	$15,069,442	$15,069,442
Federal Home Loan Bank stock	291,200	291,200	258,800	258,800
Loans, net	103,327,562	103,366,947	91,848,845	91,708,676
Accrued interest receivable	505,460	505,460	548,410	548,410
Cash surrender value of BOLI	2,353,498	2,353,498	2,246,146	2,246,146
Financial Liabilities:
Deposits	103,739,177	104,400,737	105,029,339	105,343,715
Accrued interest payable	522,592	522,592	813,069	813,069
Federal Home Loan Bank and other borrowings	6,506,805	6,656,364	1,926,026	1,962,166

Note 12.    Employee Benefit Plans

        The Company has a retirement savings 401(k) plan in which all employees may participate. To be eligible, an employee must complete six (6) months of service and reach their entry date. An entry date is the first day of the Plan Year quarter coinciding with or following the date that satisfies the Plan's eligibility requirements. For 2008, employees may make pretax, voluntary contributions in amounts up to $15,500 (age 49 or less) and $20,500 (age 50 and older). The Company may make discretionary matching contributions equal to a uniform percentage of tiered salary deferrals. This percentage will be determined each year. The Company's expense for the plan was $45,147 and $3,484 for the years ended December 31, 2008 and 2007, respectively.

Note 13.    Stock Option Plan

        The Company has an employee Stock Option Plan (the Plan) under which certain employees may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum number of shares of the Company's common stock available for issuance under the Plan is 375,000 shares. The maximum number of shares available for future grants under the Plan was 166,859 shares for the year ended December 31, 2008 and 106,390 shares for the year ended December 31, 2007. Under the Plan, the option exercise price is equal to the fair market value of the Company's common stock at the date of the grant. The options expire on the tenth anniversary of the date of the option. Proceeds received by the Company from exercises of the stock options are credited to common stock and additional paid-in capital. No stock options were granted and no compensation expense was recognized during 2008 or 2007.

        A summary of the status of the Company's stock option plan is presented below:

	Years Ended December 31,
	2008			2007
	Shares	Average Exercise Price	Aggregate Intrinsic Value(1)	Shares	Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding at beginning of year	206,619	$5.01		242,629	$5.12
Granted	—	—		—	—
Exercised	(75,000)	3.33		(3,320)	3.33
Forfeited	(60,469)	4.86		(32,690)	5.95

Outstanding at end of year	71,150	$6.92	$63,460	206,619	$5.01	$596,539

Options exercisable at year-end	71,150	$6.92	$63,460	206,619	$5.01	$596,539

  (1)
  The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2008 and 2007, respectively. This amount changes based on changes in the market value of the Company's stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

        The following tables summarize the information about the stock options outstanding and exercisable at December 31, 2008:

	Stock Options Outstanding
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years
$ 3.33	38,000	2.5
$ 5.33	15,000	3.0
$ 7.67	2,400	3.8
$13.00	100	4.8
$17.00	550	5.7
$17.00	15,000	5.7
$19.00	100	6.3

	71,150	3.4

Note 14.    Salary Deferral Plan

        During 2007, the Company adopted a nonqualified salary deferral plan for certain directors and key officers. As a result, the Company is the owner of single premium life insurance policies on the life of each participant and is the beneficiary of the policy values, which have an aggregate face value amount of $6,244,029. The cash surrender value of the policies, which is reflected in the accompanying consolidated balance sheets as of December 31, 2008 and 2007 are $2,353,498 and $2,246,146, respectively. Additionally, the associated net non-cash income, which is included in the cash surrender value, are $107,352 and $46,146 for the years ended December 31, 2008 and 2007, respectively.

        The Company recognized $56,206 and $30,536 in compensation expense related to the salary deferral plan for the years ended December 31, 2008 and 2007, respectively, which is included in salaries and employee benefits in the accompanying consolidated statements of income. The net present value of future obligations owed the participants in the salary deferral plan, which is included in other liabilities in the accompanying consolidated balance sheets at December 31, 2008 and 2007, are $73,504 and $30,536, respectively.

Note 15.    Contingencies

        The Bank is involved in certain claims arising from normal business activities. Management believes that those claims are without merit and that the ultimate liability, if any, resulting from them will not materially affect the Bank's financial condition or the Company's consolidated financial position.

Note 16.    Liquidity and Capital Resources

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

Note 17.    Capital Structure

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

Note 18.    Condensed Financial Statements of Parent Company

        Financial information pertaining only to American Patriot Financial Group, Inc. is as follows:

Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Cash and due from banks	$2,338	$2,042
Investment in American Patriot Bank	9,305,528	8,610,321
Other assets	63,308	47,140

Total assets	$9,371,174	$8,659,503

Liabilities and Stockholders' Equity
Accrued expenses	$22,925	$2,501
Note payable	1,000,000	—

Total liabilities	1,022,925	2,501

Stockholders' Equity
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,389,391 shares in 2008; 2,314,391 shares in 2007	796,337	771,362
Additional paid-in capital	7,167,260	6,942,260
Retained earnings	384,652	943,380

Total Stockholders' Equity	8,348,249	8,657,002

Total Liabilities and Stockholders' Equity	$9,371,174	$8,659,503

Statements of Income

	Year Ended December 31, 2008	Year Ended December 31, 2007
Income
Dividends from American Patriot Bank	$22,000	$80,000

Total income	22,000	80,000
Operating expenses	113,579	101,908

Loss before income taxes and equity in undistributed earnings of American Patriot Bank	(91,579)	(21,908)
Applicable income tax benefit	(62,644)	(46,017)

	(28,935)	(24,109)
Equity in undistributed net loss	(529,793)	(214,694)

Net loss	$(558,728)	$(190,585)

Statements of Cash Flows

	Year Ended December 31, 2008	Year Ended December 31, 2007
Cash flows from operating activities:
Net loss	$(558,728)	$(190,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed loss of American Patriot Bank	529,793	214,694
Depreciation	—	98
Deferred income tax expense	664	459
Increase in other liabilities	20,424	2,401
Increase in other assets	(16,832)	(38,700)

Net cash used in operating activities	(24,679)	(11,633)

Cash flows from investing activities:
Capital contribution to subsidiary	(1,225,000)	—

Net cash used by investing activities	(1,225,000)	—

Cash flows from financing activities:
Issuance of common stock	249,975	11,059
Proceeds from debt issuance	1,000,000	—

Net cash provided by financing activities	1,249,975	11,059

Net increase (decrease) in cash and cash equivalents	296	(574)
Cash and cash equivalents at beginning of year	2,042	2,616

Cash and cash equivalents at end of year	$2,338	$2,042