Form 10-Q
period 2009-05-15
American Patriot Financial Group, Inc.
filed 2009-05-15
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES  ☐ NO ☒

As of May 1, 2009, there were 2,389,391 shares of common stock, $0.333 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED BALANCE SHEETS

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

	As of	As of
	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and due from banks	$2,674,884	$2,690,246
Federal funds sold	10,216,441	3,706,160
Cash and cash equivalents	12,891,325	6,396,406
Federal Home Loan Bank stock, at cost	296,500	291,200
Loans, net of estimated allowance for loan losses of $2,532,432 in 2009 and $2,373,648 in 2008	104,066,392	103,327,562
Premises and equipment, net	5,241,188	5,317,685
Accrued interest receivable	493,421	505,460
Deferred tax assets, net	1,129,842	788,325
Foreclosed assets	1,242,837	394,579
Cash surrender value of bank owned life insurance	2,383,229	2,353,498
Other assets	224,818	218,111
Total Assets	$127,969,552	$119,592,826

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$7,792,120	$7,937,765
Interest-bearing
Money market, interest checking and savings	28,887,576	25,490,810
Time deposits	75,970,238	70,310,602
Total Deposits	112,649,934	103,739,177
Accrued interest payable	676,748	522,592
Other liabilities	457,939	476,003
Federal Home Loan Bank and other borrowings	6,410,717	6,506,805
Total Liabilities	120,195,338	111,244,577

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,389,391 shares at March 31, 2009 and December 31, 2008	796,337	796,337
Additional paid-in capital	7,167,260	7,167,260
Retained earnings (deficit)	(189,383)	384,652
Total Stockholders’ Equity	7,774,214	8,348,249
Total Liabilities and Stockholders’ Equity	$127,969,552	$119,592,826

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

Interest and dividend income:
Loans, including fees	$1,666,590	$1,931,059
Dividends on Federal Home Loan Bank stock	3,294	78
Federal funds sold and other	3,314	44,448
Total interest and dividend income	1,673,198	1,975,585

Interest expense:
Deposits	745,617	966,427
Borrowed funds	65,506	17,345
Total interest expense	811,123	983,772
Net interest income before provision for (benefit from) loan losses	862,075	991,813

Provision for (benefit from) loan losses	856,656	(92,129)
Net interest income after provision for (benefit from) loan losses	5,419	1,083,942

Noninterest income:
Service charges on deposit accounts	103,081	130,401
Fees from origination of mortgage loans sold	10,499	6,322
Investment sales commissions	—	5,478
Other	35,493	35,169
Total noninterest income	149,073	177,370

Noninterest expense:
Salaries and employee benefits	485,467	552,962
Occupancy	146,972	154,378
Advertising	22,414	18,093
Data processing	83,550	81,815
Legal and professional	132,374	102,725
Other operating	211,158	144,127
Total noninterest expense	1,081,935	1,054,100
Income (loss) before income tax (benefit) expense	(927,443)	207,212

Income tax (benefit) expense	(353,408)	73,647

Net (loss) income	$(574,035)	$133,565

Basic net (loss) income per common share	$(.24)	$.06
Diluted net (loss) income per common share	$(.24)	$.06

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(574,035)	$133,565
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for (benefit from) loan losses	856,656	(92,219)
Depreciation	79,197	78,626
Gain on sale of premises and equipment	—	(12,300)
Write-down of foreclosed assets	184,520	—
Realized loss (gain) on sales of foreclosed assets	1,398	(7,221)
Deferred income tax (benefit) expense	(341,517)	9,128
Increase in cash surrender value of bank owned life insurance	(29,731)	(26,838)
Net change in:
Accrued interest receivable	12,039	(63,137)
Other assets	(6,707)	(2,263)
Other liabilities	(18,064)	58,847
Accrued interest payable	154,156	21,174
Net cash provided by operating activities	317,912	97,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of foreclosed assets	14,602	86,716
Federal Home Loan Bank stock purchase	(5,300)	—
Loan originations and principal collections, net	(2,644,264)	(6,045,677)
Additions to premises and equipment	(2,700)	(7,179)
Proceeds from sale of premises and equipment	—	12,300
Net cash used in investing activities	(2,637,662)	(5,953,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits (non-time deposits)	3,251,121	(4,565,293)
Net change in time deposits	5,659,636	659,145
Federal Home Loan Bank repayments	(96,088)	(53,614)
Net cash provided by (used in) financing activities	8,814,669	(3,959,762)

Net change in cash and cash equivalents	6,494,919	(9,816,240)

Cash and cash equivalents at beginning of period	6,396,406	15,069,442

Cash and cash equivalents at end of period	$12,891,325	$5,253,202

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$656,967	$962,598
Income taxes paid	$118,356	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Loans moved to foreclosed/repossessed assets	$1,048,778	$32,430

The accompanying notes are an integral part of these consolidated financial statements.

6

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation  S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Certain amounts from prior period financial statements have been reclassified to conform to current period’s presentation.

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

Note 2.   Stock Options and Awards

No options were granted during the period ended March 31, 2009; therefore, no compensation cost is recognized in the consolidated statement of income for the period ended March 31, 2009.  The aggregate intrinsic value of options was $21,280 at March 31, 2009.  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option and the quoted market price of the Company’s common stock of $3.89 per common share for the 38,000 options that were in-the-money at March 31, 2009.

Note 3.   Earnings Per Share of Common Stock

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential dilutive common shares outstanding during the period.  Stock options are regarded as potential common shares.  Potential common shares are computed using the treasury stock method.  For the three months ended March 31, 2009, 71,150 options are excluded from the effect of dilutive securities because they are anti-dilutive; 34,900 options are similarly excluded from the effect of dilutive securities for the three months ended March 31, 2008.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009		2008
	Income (Loss)	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income (loss) available to common stockholders	$(574,035)	2,389,391	$133,565	2,314,391

Effect of dilutive securities
Stock options outstanding	—	—	—	68,810

Diluted EPS
Income (loss) available to common shareholders plus assumed conversions	$(574,035)	2,389,391	$133,565	2,383,201

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

In September 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force on Issue 06-04,  Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”), which requires employers that enter into endorsement split-dollar life insurance arrangements that provide an employee with a postretirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employer.  Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee’s retirement.  The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability.  The consensus in EITF 06-04 is effective for fiscal years beginning after December 15, 2007.  The Company adopted EITF 06-04 effective January 1, 2008, and its adoption did not have a material impact on the Company.

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

In October 2008, the FASB issued FSP No. FAS 157-3 Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active.  This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective for the Company upon issuance, including prior periods for which financial statements have not been issued; and, therefore, was effective for the Company’s financial statements as of and for the year ended December 31, 2008.  Adoption of FSP No. 157-3 had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP 140-4 and 46(R)-8”).  This FSP requires additional disclosures by public entities with continuing involvement in transfers of financial assets to special purpose entities and with variable interests in VIEs, including sponsors that have a variable interest in a VIE.  Additionally, this FSP requires certain disclosures to be provided by a public entity that is (1) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE, and (2) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE.  This FSP is effective for the first reporting period (interim or annual) that ends after December 15, 2008.  The Company adopted FSP 140-4 and 46(R)-8 as of December 31, 2008, and its adoption did not have a significant impact on the Company’s consolidated financial statements.

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

General

On January 23, 2004, American Patriot Financial Group, Inc. (formerly known as BG Financial Group, Inc.) (the “Company”), a bank holding company, acquired all of the outstanding shares of American Patriot Bank (formerly known as Bank of Greeneville) (the “Bank”) in a one for one stock exchange.  The Bank is a Tennessee-chartered, FDIC-insured, non-Member commercial bank offering a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumers, commercial and real estate purposes, and is the principal business of the Company. The main office of the Corporation is located at 3095 East Andrew Johnson Highway, Greeneville, Greene County, Tennessee, which is also the main office of the Bank.  This location is a 2.66 acre lot, on which there is a fully operational modular bank unit.  Other full service branch banking offices of the Bank are located at 506 Asheville Highway and 208 West Summer Street, Greeneville, Greene County, Tennessee.  During 2007 the Bank purchased property in Maryville, Tennessee at 710 South Foothills Plaza Drive.  This location is a 1.17 acre lot, on which there is a 3,272 square foot fully operational brick bank building with drive through facilities and was opened for business on July 9, 2007.  These locations are centrally located and in high traffic/exposure areas.  Automatic teller machines and overnight “deposit drops” are positioned to serve the Bank’s clients.  Additional branches may be established as market opportunities surface.

Liquidity

At March 31, 2009, the Company had liquid assets of approximately $12.9 million in the form of cash and federal funds sold compared to approximately $6.4 million on December 31, 2008.  Management believes that the liquid assets are adequate at March 31, 2009. Additional liquidity should be provided by the growth in deposit accounts and loan repayments.  The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide a credit line if necessary.  Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Company’s short term or long term liquidity and has taken a pro-active approach to develop a larger local deposit base to help minimize any risk.

Results of Operations

The Company had a net loss of $(574,035) or $(.24) per share for the quarter ended March 31, 2009 compared to net income of $133,565 or $.06 per share for the quarter ended March 31, 2008.  During the quarter ended March 31, 2009, the Company recorded a provision for loan losses of $856,656, while recording a benefit from loan losses of $(92,129) for the same period in 2008. (See additional discussion at Provision for / Benefit from Loan Losses).

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Interest income for the quarter ended March 31, 2009 was $1,673,198 compared to $1,975,585 for the same period in 2008. Total interest expense was $811,123 for the quarter ended March 31, 2009 compared to $983,772 in 2008 for the same period. The Company pursues local deposits aggressively with attractive interest rates, which has contributed to compression of net interest margin.  Also, the Federal Reserve Bank’s interest rate cuts over the past year have contributed to this compression as our loan yields have repriced faster than our deposit yields. Based on the Company’s mix of interest earning assets and interest bearing liabilities, management believes that net interest margin should begin to stabilize for the remainder of the year.  Many economists now believe we are at or near the end of interest rate cuts. If interest rates remain stable or begin to increase, net interest margin could increase.

Provision for / Benefit from Loan Losses

The provision for (benefit from) loan losses represents a charge (or recovery) to operations necessary to establish an allowance for possible loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for (benefit from) loan losses during the three-month period ended March 31, 2009 was $856,656 as compared to $(92,129) for the same three-month period ended March 31, 2008.  During the three months ended March 31, 2009, loan charge-offs were $713,997.  The recoveries for the three-month period ended March 31, 2009 were $16,125.  The allowance for loan losses was $2,532,432 at March 31, 2009 as compared to $2,373,648 at December 31, 2008, an increase of 6.7%.  The allowance was approximately 2.38% of loans at March 31, 2009.  During the three months ended March 31, 2009 a significant impaired loan relationship was identified which was later charged-off.  This charge-off, in conjunction with other economic declines (primarily increased unemployment rates in our primary lending areas) resulted in the significant provision for loan losses required during the quarter ended March 31, 2009.

Management believes that the allowance for loan losses is adequate at March 31, 2009. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, or changes in the circumstances of particular borrowers.  Management intends to pursue more aggressive strategies for problem loan resolution, and is committed to bolster loan loss reserves to levels sufficient to absorb losses recognized in the pursuit of this strategy.

Provision for / Benefit from Income Taxes

The Company’s benefit from income tax expense for the three months ended March 31, 2009 was $(353,408), compared to a provision of $73,647, for the same period in 2008.  Management believes the provision for income taxes for the period ended March 31, 2009 to be adequate.

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for the three months ended March 31, 2009 was $149,073, compared to $177,370 for the same period in 2008.  Service charges on deposit accounts decreased $27,320 to $103,081 for the three months ended March 31, 2009 from $130,401 for the same period in 2008. Of the $27,320 decrease in service charges on deposit accounts, approximately $20,500 related to declines in NSF and overdraft fees.  These fees are primarily activity driven and relate to transaction based checking accounts.  The bank noted a significant decline in checking account balances when comparing the first quarter of 2009 to the first quarter of 2008, and a corresponding decrease in NSF and overdraft transactions during the first quarter of 2009, as compared to the first quarter of 2008. Investment sale commissions decreased $5,478 due to the discontinuance of that service by the bank due to the high overhead expense and lack of sufficient revenues. These decreases were partially offset by an increase of $4,177 in fees from origination of mortgage loans sold from $6,322 during the three months ended March 31, 2008 when compared to $10,499 for the same period in 2009. Favorable interest rates spurred an increase in mortgage loan originations during the first quarter of 2009. Management projects that noninterest income will improve during the remainder of 2009 due to  more aggressive collection of fees and renewed marketing efforts.

Noninterest Expense

Noninterest expenses totaled $1,081,935 for the three months ended March 31, 2009 as compared to $1,054,100 for the three months ended March 31, 2008 and consisted of employee costs, occupancy expense and other operating expenses.  Salaries and wages decreased $67,495 from $552,962 for the three months ended March 31, 2008 when compared to $485,467 for the three months ended March 31, 2009. Occupancy expenses decreased $7,406 from $154,378 for the three months ended March 31, 2008 when compared to $146,972 for the three months ended March 31, 2009.  Most of the decrease in employee costs is attributable to a focused effort by management and the Board to improve its personnel efficiency and reduce headcount and related costs in this tough economic period. Legal and professional expenses increased $29,649 from $102,275 for the three months ended March 31, 2008 when compared to $132,374 for the three months ended March 31, 2009. Management continues to strengthen all departments of the Company to meet the new demands of regulatory requirements and strategic plan development, which carries with it additional legal and professional expenses.  Other noninterest expense increased $67,031 from $144,127 for the three months ended March 31, 2008 to $211,158 when compared to the three months ended March 31, 2009.  Most of the increase in other noninterest expense can be attributed to increased ATM expenses, higher FDIC premiums, and education expenses.

Financial Condition

Total assets at March 31, 2009, were $127,969,552, an increase of $8,376,726 or 7.0% compared to 2008 year-end assets of $119,592,826.  Deposits increased to $112,649,934 at March 31, 2009, an increase of $8,910,757 or 8.6% from $103,739,177 at December 31, 2008. Most of the change in total assets and total deposits can be attributed to the Company taking measures to increase liquidity by offering attractive rates to customers. Premises and equipment decreased to $5,241,188 at March 31, 2009 a decrease of $76,497 or 1.4% from $5,317,685 at December 31, 2008, primarily as a result of minimal fixed asset purchases coupled with normal depreciation charges.  Other significant additions noted as of March 31, 2009 when compared to December 31, 2008 relate to foreclosed assets.  During the first quarter of 2009, management foreclosed on one significant loan relationship totaling approximately $1,012,000, which accounted for all of the increase during the quarter.

The Company places an emphasis on an integrated approach to its balance sheet management.  Significant balance sheet components of loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  A discussion of these components follows.

Loans

Net loans outstanding totaled $106,598,824 at March 31, 2009 compared to $105,701,210 at December 31, 2008.  Commercial loan growth accounted for almost all of the approximately $.9 million increase for the first quarter of 2009. Management believes the overall quality of loans remains solid.  In the event that a loan is 90 days or more past due, the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection.  At March 31, 2009, one loan for $444,181 was 90 days or more past due and still accruing interest, while total loans 90 days or more past due and in non-accrual status were $757,265.  At December 31, 2008, there we no loans 90 days or more past due and still accruing interest, while total loans 90 days or more past due and in non-accrual status were $599,667.

The following is a summary of information pertaining to impaired loans:

	March 31,	December 31,
	2009	2008

Impaired loans with a specific valuation allowance	$8,489,309	$6,414,683
Total specifically evaluated impaired loans	$8,489,309	$6,414,683
Specific valuation allowance related to impaired loans	$1,408,580	$1,512,511

In addition to the specifically evaluated impaired loans above, the Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment.  Loans collectively evaluated for impairment, risk rates special mention, substandard and doubtful, as of March 31, 2009 and December 31, 2008 were $5,657,874 and $739,517, respectively.  The Bank has reserved $160,789 and $29,149 related to these loans as of March 31, 2009 and December 31, 2008, respectively.

In connection with impaired loans, additional funds are committed to one borrower in an amount not to exceed $78,825 subject to compliance with provisions of the applicable loan agreement which includes a lending base formula.

As of March 31, 2009, the Company has identified loans aggregating $8,489,309 as being impaired, of which $3,854,251 are non-performing as it relates to payment of interest.  The aforementioned total is approximately $3,255,000 more than reported at December 31, 2008.  The increase is primarily related to identified problem assets centered in the Blount County Market.

Restricted Equity Investments

Federal Home Loan Bank (FHLB) stock at March 31, 2009 had an amortized cost and market value of $296,500 as compared to an amortized cost and a market value of $291,200 at December 31, 2008.  As a member of the FHLB, the Company is required to maintain stock in an amount equal to a minimum of 0.15% of total assets and 4% of outstanding FHLB advances.  Federal Home Loan Bank stock is carried at cost.  Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Deposits and Other Funding

Total deposits, which are the principal source of funds for the Company, were $112,649,934 at March 31, 2009, compared to $103,739,177 at December 31, 2008, representing an increase of 8.6%.  The Company has targeted local consumers, professional and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.   The Company established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans. At March 31, 2009 the Company had outstanding advances of $5,410,717 at the Federal Home Loan Bank and at December 31, 2008, the Company had outstanding advances of $5,506,805 at the Federal Home Loan Bank. At March 31, 2009 and December 31, 2008, the Company also had $1,000,000 in short-term borrowings from Jefferson Federal Bank that is due on demand.

Capital

Equity capital at March 31, 2009 was $7,774,214, a decrease of $574,035 from $8,348,249 at December 31, 2008, due to a net loss of $(574,035) for the first three months of 2009.

At March 31, 2009, the Bank’s capital ratios were in excess of the regulatory guidelines.  Those ratios are as follows:

	Required Minimum Ratio	To be Well Capitalized	Bank
Tier 1 Leverage ratio	4.00%	5.00%	7.09%
Tier 1 risk-based capital ratio	4.00%	6.00%	8.42%
Total risk-based capital ratio	8.00%	10.00%	9.68%

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

At March 31, 2009, approximately 69% of the institution’s gross loans had adjustable rates.  Based on the asset/liability modeling, management believes that these loans reprice at a faster pace than liabilities held at the institution.  Because the majority of the institution’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin.  Floors in the majority of the institution’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at March 31, 2009, had outstanding unused lines of credit and standby letters of credit that totaled approximately $10,162,000.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate Federal funds sold or, on a short-term basis, to purchase Federal funds from other banks and to borrow from the Federal Home Loan Bank.  At March 31, 2009, the Company had established with correspondent banks the ability to purchase Federal funds if needed.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to include this information in our quarterly report on Form 10-Q.

Item 4T.  Controls and Procedures

a)                                           Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer.  The Company carried out an evaluation, under the supervision and with the participation of its management, including its Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation of these disclosure controls and procedures, the Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure control and procedures were effective.

b)                                          Changes in Internal Controls and Procedures

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

None.

Item 1A.     RISK FACTORS

As a smaller reporting company, the Company is not required to include this information in our quarterly report on Form 10-Q.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   None.

(b)  Not applicable.

(c)   No repurchases of Company securities were made by or on behalf of the Company or any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), during the quarter ended March 31, 2009.

The Company’s ability to pay dividends is derived from the income of the Bank.  The Bank’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Department of Financial Institutions.  In addition, the Federal Reserve Board may impose restrictions on the Company’s ability to pay dividends on its common stock.  As a result, the Company cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future, the Company has never paid dividends in the past and the Company does not foresee paying dividends in the future.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

(a)    None.

(b)   None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    OTHER INFORMATION

(a)    None.

(b)   None.

Item 6.    EXHIBITS.

Index to Exhibits.

Exhibit No.	Description
3.1*	Charter of American Patriot Financial Group, Inc.
3.2**	Bylaws of American Patriot Financial Group, Inc.
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 U.S.C. Section 1350-Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 U.S.C. Section 1350-Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to a Form 10-Q filed by American Patriot Financial Group, Inc. (F/K/A BG Financial Group, Inc.) with the Commission on August 14, 2007.

** Previously filed as an exhibit to a Form 8-K filed by American Patriot Financial Group, Inc. (F/K/A BG Financial Group, Inc.) with the Commission on May 21, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PATRIOT FINANCIAL GROUP, INC.
(Registrant)

DATE:	May 15, 2009	/s/William J. Smead
William J. Smead
Interim Chief Executive Officer

DATE:	May 15, 2009	/s/T. Don Waddell
T. Don Waddell
Chief Financial Officer