Form 10-Q
period 2009-06-30
American Patriot Financial Group, Inc.
filed 2009-08-14
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO☒

As of August 1, 2009, there were 2,389,391 shares of common stock, $0.333 par value, issued and outstanding.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED BALANCE SHEETS

Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements
	As of	As of
	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and due from banks	$4,596,504	$2,690,246
Federal funds sold	13,736,719	3,706,160
Cash and cash equivalents	18,333,223	6,396,406
Federal Home Loan Bank stock, at cost	296,500	291,200
Loans, net of estimated allowance for loan losses of
$3,026,728 in 2009 and $2,373,648 in 2008	100,628,824	103,327,562
Premises and equipment, net	5,163,917	5,317,685
Accrued interest receivable	416,657	505,460
Deferred tax assets, net	1,718,665	788,325
Foreclosed assets	2,832,177	394,579
Cash surrender value of bank owned life insurance	2,411,306	2,353,498
Other assets	183,611	218,111
Total Assets	$131,984,880	$119,592,826

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
demand	$7,883,434	$7,937,765
Interest-bearing
Money market, interest checking and savings	31,713,391	25,490,810
Time deposits	77,991,742	70,310,602
Total Deposits	117,588,567	103,739,177
Accrued interest payable	684,796	522,592
Other liabilities	473,037	476,003
Federal Home Loan Bank and other borrowings	6,389,423	6,506,805
Total Liabilities	125,135,823	111,244,577

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000
shares; none issued and outstanding	-	-
Common stock, $0.333 par value; authorized
6,000,000 shares; issued and outstanding
2,389,391 shares at June 30, 2009 and
December 31, 2008	796,337	796,337
Additional paid-in capital	7,167,260	7,167,260
Retained earnings (deficit)	(1,114,540)	384,652
Total Stockholders’ Equity	6,849,057	8,348,249
Total Liabilities and Stockholders’ Equity	$131,984,880	$119,592,826

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008

Interest and dividend income:
Loans, including fees	$3,159,269	$3,686,149
Dividends on Federal Home Loan Bank stock	6,528	117
Federal funds sold and other	11,505	60,487
Total interest and dividend income	3,177,302	3,746,753

Interest expense:
Deposits	1,493,467	1,757,212
Borrowed funds	130,417	40,518
Total interest expense	1,623,884	1,797,730
Net interest income before provision
for (benefit from) loan losses	1,553,418	1,949,023

Provision for (benefit from) loan losses	2,024,995	(137,599)
Net interest income (loss) after provision
for (benefit from) loan losses	(471,577)	2,086,622

Noninterest income:
Service charges on deposit accounts	210,158	266,845
Fees from origination of mortgage loans sold	15,875	6,872
Investment sales commissions	-	9,734
Other	70,763	63,936
Total noninterest income	296,796	347,387

Noninterest expense:
Salaries and employee benefits	889,132	1,040,682
Occupancy	303,910	305,350
Advertising	25,995	43,819
Data processing	165,289	164,342
Legal and professional	388,069	237,643
Other operating	482,356	324,336
Total noninterest expense	2,254,751	2,116,172
Income (loss) before income tax (benefit)
expense	(2,429,532)	317,837

Income tax (benefit) expense	(930,340)	101,770

Net (loss) income	$(1,499,192)	$216,067

Basic net (loss) income per common share	$(.63)	$.09
Diluted net (loss) income per common share	$(.63)	$.09

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	June 30, 2009	June 30, 2008
Interest and dividend income:
Loans, including fees	$1,492,679	$1,755,090
Dividends on Federal Home Loan Bank stock	3,234	39
Federal funds sold and other	8,191	16,039
Total interest and dividend income	1,504,104	1,771,168

Interest expense:
Deposits	747,850	790,785
Borrowed funds	64,911	23,173
Total interest expense	812,761	813,958
Net interest income before provision
for (benefit from) loan losses	691,343	957,210

Provision for (benefit from) loan losses	1,168,339	(45,470)
Net interest income (loss) after provision
for (benefit from) loan losses	(476,996)	1,002,680

Noninterest income:
Service charges on deposit accounts	107,077	136,444
Fees from origination of mortgage loans sold	5,376	550
Investment sales commissions	-	4,256
Other	35,270	28,767
Total noninterest income	147,723	170,017

Noninterest expense:
Salaries and employee benefits	403,665	487,720
Occupancy	156,938	150,972
Advertising	3,581	25,726
Data processing	81,739	82,527
Legal and professional	255,695	134,918
Other operating	271,199	180,209
Total noninterest expense	1,172,817	1,062,072
Income (loss) before income tax
(benefit) expense	(1,502,090)	110,625

Income tax (benefit) expense	(576,933)	28,123

Net (loss) income	$(925,157)	$82,502

Basic net (loss) income per common share	$(.39)	$.04
Diluted net (loss) incomes per common share	$(.39)	$.04

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,499,192)	$216,067
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Provision for (benefit from) loan losses	2,024,995	(137,599)
Depreciation	158,486	159,825
Gain on sale of premises and equipment	-	(12,300)
Realized loss (gain) on sales of foreclosed assets	2,415	(14,480)
Deferred income tax (benefit) expense	(930,340)	26,506
Increase in cash surrender value of bank owned life
insurance	(57,808)	(53,676)
Net change in:
Accrued interest receivable	88,803	82,943
Other assets	34,500	4,214
Other liabilities	(2,966)	199,117
Accrued interest payable	162,204	(277,020)
Net cash (used in) provided by
operating activities	(18,903)	193,597

CASH FLOWS FROM INVESTING ACTIVITIES:
Federal Home Loan Bank stock purchase	(5,300)	-
Proceeds from sale of foreclosed assets	14,952	133,031
Loan originations and principal collections, net	(1,781,222)	(7,290,502)
Additions to premises and equipment	(4,718)	(58,290)
Proceeds from sale of premises and equipment	-	12,300
Net cash used in investing activities	(1,776,288)	(7,203,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits (non-time deposits)	6,168,250	(7,418,079)
Net change in time deposits	7,681,140	3,426,092
Issuance of stock	-	249,975
Federal Home Loan Bank advances	-	3,000,000
Federal Home Loan Bank repayments	(117,382)	(705,838)
Net cash provided by (used in)
financing activities	13,732,008	(1,447,850)

Net change in cash and cash equivalents	11,936,817	(8,457,714)

Cash and cash equivalents at beginning of period	6,396,406	15,069,442

Cash and cash equivalents at end of period	$18,333,223	$6,611,728

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$1,461,680	$2,074,750
Income taxes paid	$152,004	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH
ACTIVITIES:
Loans moved to foreclosed/repossessed assets	$2,454,965	$39,056

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation  S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Certain amounts from prior period financial statements have been reclassified to conform to current period’s presentation.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The most significant management accounting estimate is the allowance for loan losses.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Note 2.	Stock Options and Awards

No options were granted during the quarter or six months ended June 30, 2009; therefore, no compensation cost related to options is recognized in the consolidated statement of income for the period ended June 30, 2009.  The aggregate intrinsic value of options was $6,460 at June 30, 2009.  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option and the quoted market price of the Company’s common stock of $3.50 per common share for the 38,000 options that were in-the-money at June 30, 2009.

Note 3.	Earnings Per Share of Common Stock

Basic earnings per share (“EPS”) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential dilutive common shares outstanding during the period.  Stock options are regarded as potential common shares.  Potential common shares are computed using the treasury stock method.  For the six months ended June 30, 2009, 71,150 options are excluded from the effect of dilutive securities because they are anti-dilutive; 18,150 options are similarly excluded from the effect of dilutive securities for the six months ended June 30, 2008.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009		2008
	Income(Loss)	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income (loss) available to
common stockholders	$(925,157)	2,389,391	$82,502	2,340,353

Effect of dilutive securities
Stock options outstanding	-	-	-	13,333

Diluted EPS
Income (loss) available to
common shareholders plus
assumed conversions	$(925,157)	2,389,391	$82,502	2,353,686

	Six Months Ended June 30,
	2009		2008
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income (loss) available to
common stockholders	$(1,499,192)	2,389,391	$216,067	2,340,353

Effect of dilutive securities
Stock options outstanding	-	-	-	15,418

Diluted EPS
Income (loss) available to
common shareholders plus
assumed conversions	$(1,499,192)	2,389,391	$216,067	2,355,771

Note 4.	Fair Value Disclosures

Fair Value Measurements:

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date.  The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

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

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 – Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans – The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”).  The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2009, substantially all of the total impaired loans were evaluated (or impaired loans were primarily evaluated) based on the fair value of collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on the observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Assets – Foreclosed assets consisting of properties obtained through foreclosure or in satisfaction of loans is initially recorded at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs.  At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.  Gains or losses on sale and any subsequent adjustments to the fair value are recorded as a component of foreclosed real estate expense.  Other real estate is included in Level 3 of the valuation hierarchy.

The Company has no assets or liabilities measured at fair value on a recurring basis; however, certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a nonrecurring basis as of June 30, 2009:

Quoted
Prices in
		Active	Significant	Significant
	Balance as	Markets for	Other	Other
	of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Foreclosed Assets	$2,832,177	$-	$-	$2,832,177
Impaired Loans	7,885,786	-	-	7,885,786

Losses derived from Level 3 inputs were calculated primarily by models utilizing estimated collateral value or the discounted present value of expected cash flows.

Fair Value of Financial Instruments:

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Federal Home Loan Bank Advances

The fair values of the Company’s Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest Payable
The carrying amounts of accrued interest payable approximate fair value.

Other Borrowings

The carrying amounts of federal funds purchased and other short-term borrowings maturing within ninety days approximate their fair values.  Fair values of other borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance Sheet Credit-Related Instruments
Commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded.

The estimated fair values of the Company’s financial instruments are as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$18,333,223	$18,333,223	$6,396,406	$6,396,406
Federal Home Loan Bank stock	296,500	296,500	291,200	291,200
Loans, net	100,628,824	100,806,682	103,327,562	103,366,947
Accrued interest receivable	416,657	416,657	505,460	505,460
Cash surrender value of BOLI	2,411,306	2,411,306	2,353,498	2,353,498

Financial Liabilities:
Deposits	117,588,567	117,855,181	103,739,177	104,400,737
Accrued interest payable	684,796	684,796	522,592	522,592
Federal Home Loan Bank and
other borrowings	6,389,423	6,580,552	6,506,805	6,656,364

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

In September 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force on Issue 06-04,  Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements , (“EITF 06-04”) which requires employers that enter into endorsement split-dollar life insurance arrangements that provide an employee with a postretirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employer.  Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee’s retirement.  The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability.  The consensus in EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  The Company adopted EITF 06-4 effective January 1, 2008 and its adoption did not have a material impact on the Company.

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

Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”), Statement of Financial Accounting Standards (“SFAS”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly was issued April 9, 2009.  FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements.  FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FSP SFAS 157-4 became effective for the Company on June 15, 2009 and did not have a significant impact on the Company’s financial statements.

FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments were issued April 9, 2009.  FSP SFAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107.  The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 are included in the Company’s interim financial statements for the second quarter, June 30, 2009.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events.  Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated.  SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the financial statements taken as a whole.

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

General

On January 23, 2004, American Patriot Financial Group, Inc. (formerly known as BG Financial Group, Inc.) (“Company”), a bank holding company, acquired all of the outstanding shares of American Patriot Bank (formerly known as Bank of Greeneville) (“Bank”) in a one for one stock exchange.  The Bank is a Tennessee-chartered, FDIC-insured, non-Member commercial bank offering a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumers, commercial and real estate purposes, and is the principal business of the Company. The main office of the Corporation is located at 3095 East Andrew Johnson Highway, Greeneville, Greene County, Tennessee, which is also the main office of the Bank.  This location is a 2.66 acre lot, on which there is a fully operational modular bank unit.  Other full service branch banking offices of the Bank are located at 506 Asheville Highway and 208 West Summer Street, Greeneville, Greene County, Tennessee.  During 2007 the Bank purchased property in Maryville, Tennessee at 710 South Foothills Plaza Drive.  This location is a 1.17 acre lot, on which there is a 3,272 square foot fully operational brick bank building with drive through facilities that was opened for business on July 9, 2007.  These locations are centrally located and in high traffic/exposure areas.  Automatic teller machines and overnight "deposit drops" are positioned to serve the Bank's clients.  Additional branches may be established as market opportunities surface or existing branch locations may be sold or closed if in the opinion of the Company such closure or sale is appropriate.

Liquidity

At June 30, 2009, the Company had liquid assets of approximately $18.3 million in the form of cash and federal funds sold compared to approximately $6.4 million on December 31, 2008.  Management believes that the liquid assets are adequate at June 30, 2009. Additional liquidity should be provided by the growth in deposit accounts and loan repayments.  The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide a credit line if necessary. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Company’s short term or long term liquidity and has taken a pro-active approach to develop a larger local deposit base to help minimize any risk.

Results of Operations

The Company had a net loss of $(925,157) or $(.39) per share for the quarter ended June 30, 2009 compared to net income of $82,502 or $.04 per share for the quarter ended June 30, 2008.  The Company had a net loss for the six months ended June 30, 2009 of $(1,499,192) as compared to net income of $216,067 for the same period in 2008.  A significant increase to the provision for loan losses was the primary cause of the net loss in 2009.  During the quarter ended June 30, 2009, the Company recorded a provision for loan losses of $1,168,339, while recording a benefit from loan losses of $(45,470) for the same period in 2008. For the six months ended June 30, 2009, the provision for loan losses was $2,024,995 compared to a benefit of ($137,599) for the comparable period in 2008.

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings.  Interest income for the quarter ended June 30, 2009 was $1,504,104 compared to $1,771,168 for the same period in 2008, and total interest expense was $812,761 in 2009 compared to $813,958 in 2008 for the same period.  Interest income for the six months ended June 30, 2009 was $3,177,302, compared to $3,746,753 for the same period in 2008, and total interest expense was $1,623,884 in 2009 compared to $1,797,730 in 2008 for the same period.  The Company pursues local deposits aggressively with attractive interest rates, which has contributed to compression of net interest margin.  Also, the Federal Reserve Bank’s interest rate cuts beginning in latter 2007 and continuing through out all of 2008 have contributed to this compression as our loan yields have repriced faster than our deposit yields. Based on the Company’s mix of interest earning assets and interest bearing liabilities, management believes that net interest margin should begin to stabilize for the remainder of the year.  Many economists now believe we are at or near the end of interest rate cuts with likely increases later in 2009. If interest rates remain stable or begin to increase, net interest margin could increase.

Provision for / Benefit from Loan Losses

The provision for (benefit from) loan losses represents a charge (or recovery) to operations necessary to establish an allowance for possible loan losses, which in management's evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses for the three month and six month period ended June 30, 2009 was $1,168,339 and $2,024,995, respectively, as compared to a benefit of $(45,470) and $(137,599) for the same three month and six month period ended June 30, 2008.  During the three and six months ended June 30, 2009, loan charge-offs were $713,997 and $1,444,654 respectively.  The recoveries for the three and six month periods ended June 30, 2009 were $16,125 and $72,739, respectively.  The allowance for loan losses was $3,026,728 at June 30, 2009 as compared to $2,373,648 at December 31, 2008, an increase of 27.5%.  The allowance was 2.9% of loans at June 30, 2009.  Identification of additional impaired loans in conjunction with other economic declines (primarily increased unemployment rates in our primary lending areas) resulted in significant provision for loan losses during the three and six month periods ended June 30, 2009.
 Management believes that the allowance for loan losses is adequate at June 30, 2009. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, or changes in the circumstances of particular borrowers.  Management intends to pursue more aggressive strategies for problem loan resolution, and is committed to bolster loan loss reserves to levels sufficient to absorb losses recognized in the pursuit of this strategy.

Provision (Benefit) for/from Income Taxes

The Company's benefit from income tax expense for the three and six months ended June 30, 2009 was $(576,933) and $(930,340), respectively when compared to a provision of $28,123 and $101,770 for the same periods in 2008.  Management believes the provision (benefit) for income taxes for the period ended June 30, 2009 to be adequate.

Noninterest Income

The Company's noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for three and six months ended June 30, 2009 was $147,723 and $296,796, respectively when compared to $170,017 and $347,387 for the same periods in 2008.  Service charges on deposit accounts decreased $29,367 and $56,687 for the three and six months ended June 30, 2009 respectively, when compared to the same periods in 2008. The primary cause of the decline in service charges was related to declines in NSF and overdraft fees.  These fees are primarily activity driven and relate to transaction based checking accounts.  The bank noted a significant decline in checking account balances when comparing the first six months of 2009 to the first six months of 2008, and a corresponding decrease in NSF and overdraft transactions during the first six months of 2009, as compared to the first six months of 2008. Fees from origination of mortgage loans sold increased for the three and six months ended June 30, 2009 by $4,826 and $9,003 when compared to the same period in 2008. Favorable interest rates spurred an increase in mortgage loan originations during the first half of 2009. Investment sale commissions decreased $4,256 and $9,734 for the three and six months ended June 30, 2009, as compared to the same periods in 2008.  The reason for decreases in the investment sale commissions is the discontinuance of that service by the bank due to the high overhead expense and lack of sufficient revenues. Management projects that other fees and commissions and service charges will improve during the remainder of 2009.

Noninterest Expense

         Noninterest expenses totaled $1,172,817 and $2,254,751 for the three and six months ended June 30, 2009, as compared to $1,062,072 and $2,116,172 for the same periods in 2008.   Salaries and benefits decreased $84,055 and $151,550 for the three and six months ended June 30, 2009, as compared to the same periods in 2008.  The decrease in salaries and benefits for the three and six months ended June 30, 2009 is due to reductions in senior level management positions. Legal and professional fees increased $120,777 and $150,426 for the three and six months ended June 30, 2009, as compared to the same periods in 2008.  Management continues to incur additional expenses to meet the demands of regulatory requirements, especially relating to SOX 404 compliance, in addition to strategic plan development.  The Company has also incurred significant noninterest expense increases in other operating expenses primarily as a result of increased collection expenses, ATM expenses FDIC insurance and state banking assessments.   Combined, operating expenses relating to all other expenses increased $90,990 and $158,020 for the three and six months ended June 30, 2009, when compared to the same periods in 2008.

Financial Condition

Total assets at June 30, 2009, were $131,984,880, an increase of $12,392,054 or 10.4% compared to 2008 year-end assets of $119,592,826.  Deposits increased to $117,588,567 at June 30, 2009, an increase of $13,849,390 or 13.4% from $103,739,177 at December 31, 2008. Most of the change in total assets and total deposits can be attributed to the Company taking measures to increase liquidity by offering attractive rates to customers.  The majority of our increased liquidity at June 30, 2009 has been placed in Federal funds sold. Premises and equipment decreased to $5,163,917 at June 30, 2009 a decrease of $153,768 or 2.9% from $5,317,685 at December 31, 2008, primarily as a result of minimal fixed asset purchases coupled with normal depreciation charges.  Other significant additions noted as of June 30, 2009 when compared to December 31, 2008 relate to foreclosed assets.  During the first two quarters of 2009, management foreclosed on one significant loan relationship totaling approximately $1,012,000 in addition to several other smaller loan foreclosures.

The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below

Loans

Net loans outstanding totaled $100,628,824 at June 30, 2009 compared to $103,327,562 at December 31, 2008.  $2.3 million of the $2.7 million shrinkage relates to real estate loans and reflects management's strategy of reducing the concentration in these loan types based on the current economic climate's impact on the real estate industry. Management is monitoring this portfolio closely.  In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection.  At June 30, 2009, there were no loans 90 days or more past due and still accruing interest, while total loans 90 days or more past due and in non-accrual status were $6,197,002.  At December 31, 2008, there we no loans 90 days or more past due and still accruing interest, while total loans 90 days or more past due and in non-accrual status were $599,667.

The following is a summary of information pertaining to impaired loans:

	June 30,	December 31,
	2009	2008

Impaired loans with a specific
valuation allowance	$11,098,399	$6,414,683
Total specifically evaluated
impaired loans	$11,098,399	$6,414,683
Specific valuation allowance
related to impaired loans	$2,051,930	$1,512,511

In addition to the specifically evaluated impaired loans above, the Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment.  Loans collectively evaluated for impairment, risk rates special mention, substandard and doubtful, as of June 30, 2009 and December 31, 2008 were $2,904,962 and $739,517, respectively.  The Bank has reserved $86,926 and $29,149 related to these loans as of June 30, 2009 and December 31, 2008, respectively.

In connection with impaired loans, additional funds are committed to one borrower in an amount not to exceed $78,825 subject to compliance with provisions of the applicable loan agreement which includes a lending base formula.

As of June 30, 2009, the Company has identified loans aggregating $11,098,399 as being impaired, of which $6,197,002 are non-performing as it relates to payment of interest.  The aforementioned total is approximately $5,598,000 more than reported at December 31, 2008.  The increase is primarily related to identified problem assets centered in the Blount County Market.

Restricted Equity Investments

Federal Home Loan Bank (FHLB) stock at June 30, 2009 had an amortized cost and market value of $296,500 as compared to an amortized cost and a market value of $291,200 at December 31, 2008.   As a member of the FHLB, the Company is required to maintain stock in an amount equal to .15% of total assets.  Federal Home Loan Bank stock is carried at cost.  Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Deposits

Total deposits, which are the principal source of funds for the Company, were $117,588,567 at June 30, 2009, compared to $103,739,177 at December 31, 2008, representing an increase of 13.4%.  The Company has targeted local consumers, professional and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.   The Company established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans. At June 30, 2009 the Company had outstanding advances of $5,389,423 at the Federal Home Loan Bank compared with $5,506,805 at December 31, 2008. At June 30, 2009 and December 31, 2008, the Company also had $1,000,000 in short-term borrowings from Jefferson Federal Bank which is due on demand.

Capital

Equity capital at June 30, 2009 was $6,849,057, a decrease of $1,499,192 from $8,348,249 at December 31, 2008, due to a net loss of $1,499,192 for the first six months of 2009.

At June 30, 2009, both the Company’s and Bank’s capital ratios were in excess of the regulatory minimums.  Those ratios are as follows:

	Required Minimum Ratio	To be Well Capitalized	Requirements Under the Order	Bank
Tier 1 Leverage ratio	4.00%	5.00%	8.00%	6.89%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.00%	7.56%
Total risk-based capital ratio	8.00%	10.00%	11.00%	8.81%

In June 2009, the Bank’s Board of Directors consented to the issuance of an Order to Cease and Desist (Order) by the FDIC.  The Order requires the Bank to cease and desist from the unsafe and unsound banking practices and violations of law and or regulations as discussed in the Order.  The Order also includes minimum capital ratios to maintain and prohibits payment of dividends without approval by the FDIC, among other issues.

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

At June 30, 2009, approximately 69% of the Company’s gross loans had adjustable rates.  Based on the asset/liability modeling, management believes that these loans reprice at a faster pace than liabilities held by the Company.  Because the majority of the Company’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin.  Floors in the majority of the Company’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.  However, there is increasing pressure to adjust the floor rates downward in the adjustable rate portfolio as customers become more cost conscious and competition becomes more aggressive.

Off-Balance Sheet Arrangements

The Company, at June 30, 2009, had outstanding unused lines of credit and standby letters of credit that totaled approximately $11,451,000.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate Federal funds sold or, on a short-term basis, to purchase Federal funds from another bank and to borrow from the Federal Home Loan Bank.  At June 30, 2009, the Company had established with a correspondent bank the ability to purchase Federal funds if needed.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth on pages 14 through 22 of Item 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, is incorporated herein by reference.

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

b) Changes in Internal Controls and Procedures

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on April 15, 2009.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	No repurchases of Company securities were made during the quarter ended June 30, 2009.

The Company's ability to pay dividends is derived from the income of the Bank.  The Bank's ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Tennessee Department of Financial Institutions (“TDFI”).  Pursuant to the terms of the Order, the Bank is prohibited from paying dividends to the Company without the prior written consent of the FDIC and the TDFI. In addition, the Federal Reserve Board may impose restrictions on the Company's ability to pay dividends on its common stock.  As a result, the Company cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future. The Company has never paid dividends in the past.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

(a)	None.

(b)	None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of the Company’s shareholders was held June 26, 2009.

(b)
The following members of the board of directors were each re-elected as Class II directors to serve for an additional three-year term or until their respective successors are duly elected and qualified:

Wendy C. Warner
Michael G. Burns

The term of office for the following members of the board of directors continued after the meeting:  William J. Smead and Roger A. Woolsey (Class III).  The Bank does not currently have a Class I director.

(c)   (1)   The following directors were elected by the following tabulation:

Name	Number of Shares Voting	For	Withheld	Broker Non- Vote

Wendy C. Warner	1,346,093	1,296,522	49,571	0
Michael G. Burns	1,346,093	1,330,582	15,511	0

(2)	The ratification of the appointment of Hazlett, Lewis & Bieter, PLLC as independent auditors for the Company for the fiscal year 2009 was as follows:

Number of				Broker
Shares Voting	For	Against	Abstain	Non-Votes

1,346,093	1,332,252	2,375	11,466	0

(d)   None.

Item 5.  OTHER INFORMATION

(a)   None.

(b)   None.

Item 6.   EXHIBITS.

Index to Exhibits.

Exhibit No.	Description
3.1*	Charter of American Patriot Financial Group, Inc.
3.2*	Bylaws of American Patriot Financial Group, Inc.
10.1**	Stipulation and Consent to the Issuance of an Order to Cease and Desist dated May 29, 2009
10.2**	Order to Cease and Desist between American Patriot Bank and the Federal Deposit Insurance Corporation dated June 3, 2009
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to a Current Report on Form 8-K filed by American Patriot Financial Group, Inc. (f/k/a BG Financial Group, Inc.) with the Commission on May 21, 2004.

** Previously filed as an exhibit to a Current Report on Form 8-K filed by American Patriot Financial Group, Inc. with the Commission on June 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PATRIOT FINANCIAL GROUP, INC.
(Registrant)

DATE: August 14, 2009	/s/ William J. Smead
William J. Smead
Interim Chief Executive Officer

DATE: August 14, 2009	/s/ T. Don Waddell
T. Don Waddell
Chief Financial Officer