Form 10-Q/A
period 2009-06-30
American Patriot Financial Group, Inc.
filed 2009-10-16
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

American Patriot Financial Group, Inc., a Tennessee corporation (the “Company”), is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission on August 14, 2009 (the “Original Form 10-Q”), to reflect revised regulatory capital ratios as of the quarter ended June 30, 2009.  Subsequent to filing the Original Form 10-Q, the Federal Deposit Insurance Corporation (the “FDIC”) advised American Patriot Bank, the wholly-owned subsidiary of the Company, (the “Bank”), that it believed that the Bank should restate its June 30, 2009 Consolidated Report of Condition and Income (the “Call Report”) to reduce the Bank’s capital by the full amount of the Company’s deferred tax asset at June 30, 2009.  On October 13, 2009, the Bank submitted a revised Call Report to the FDIC reflecting a reduction in the Bank’s capital levels at June 30, 2009 as a result of the FDIC’s request.  Except as identified above, no other amendments or changes to the Original Form 10-Q are included in this Amendment No. 1 and the remainder of the Original Form 10-Q shall remain in effect as of the date of the filing of the Original Form 10-Q.  Additionally, this Amendment No. 1 does not purport to provide an update or discussion of any other developments subsequent to the filing of the Original Form 10-Q.

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

At June 30, 2009, the Bank’s capital ratios were as follows:

	Required Minimum Ratio	To be Well Capitalized	Requirements Under the Order	Bank
Tier 1 Leverage ratio	4.00%	5.00%	8.00%	5.59%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.00%	6.05%
Total risk-based capital ratio	8.00%	10.00%	11.00%	7.30%

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

As a result of the Bank’s total risk-based capital ratio falling below 8% at June 30, 2009, the Bank will be considered undercapitalized and will become subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which among things: (i) restricts payment of capital distributions and management fees; (ii) requires that the FDIC monitor the condition of the Bank; (iii) requires submission of a capital restoration plan within 45 days; (iv) restricts the growth of the Bank's assets; and (v) requires prior approval of certain expansion proposals, many of which restrictions or obligations, including the requirement to submit a capital restoration plan, the Bank was already subject to as a result of the Order, which required the Bank to develop and implement a capital plan that increases the Bank’s Tier 1 capital ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio to 8%, 10% and 11%, respectively,

Liability and Asset Management

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

PART II - OTHER INFORMATION

Item 6.   EXHIBITS.

Index to Exhibits.

Exhibit No.	Description
3.1*	Charter of American Patriot Financial Group, Inc.
3.2*	Bylaws of American Patriot Financial Group, Inc.
10.1**	Stipulation and Consent to the Issuance of an Order to Cease and Desist dated May 29, 2009
10.2**	Order to Cease and Desist between American Patriot Bank and the Federal Deposit Insurance Corporation dated June 3, 2009
31.1***	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2***	Certification pursuant to Rule 13a-14a/15d-14(a)
31.3	Certification pursuant to Rule 13a-14a/15d-14(a)
31.4	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1***	Certification pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to a Current Report on Form 8-K filed by American Patriot Financial Group, Inc. (f/k/a BG Financial Group, Inc.) with the Commission on May 21, 2004.

** Previously filed as an exhibit to a Current Report on Form 8-K filed by American Patriot Financial Group, Inc. with the Commission on June 9, 2009.

*** Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with Commission on August 14, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PATRIOT FINANCIAL GROUP, INC.
(Registrant)

DATE: October 16, 2009	/s/ T. Don Waddell
T. Don Waddell
Chief Financial Officer