Form 10-Q
period 2009-09-30
American Patriot Financial Group, Inc.
filed 2009-11-16
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number   000-50771

AMERICAN PATRIOT FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Tennessee	20-0307691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3095 East Andrew Johnson Highway Greeneville, Tennessee	37745
(Address of principal executive offices)	(Zip Code)

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
YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐ NO ☒

As of November 1, 2009, there were 2,389,391 shares of common stock, $0.333 par value, issued and outstanding.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED BALANCE SHEETS

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

	As of	As of
	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$4,176,252	$2,690,246
Federal funds sold	6,647,186	3,706,160
Cash and cash equivalents	10,823,438	6,396,406
Securities available for sale	2,004,160	-
Federal Home Loan Bank stock, at cost	296,500	291,200
Loans, net of estimated allowance for loan losses of $3,619,358 in 2009 and $2,373,648 in 2008	96,647,146	103,327,562
Premises and equipment, net	5,101,828	5,317,685
Accrued interest receivable	373,538	505,460
Deferred tax assets, net	1,729,577	788,325
Foreclosed assets	3,481,607	394,579
Cash surrender value of bank owned life insurance	2,438,395	2,353,498
Other assets	196,997	218,111
Total Assets	$123,093,186	$119,592,826

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$7,175,284	$7,937,765
Interest-bearing
Money market, interest checking and savings	27,591,961	25,490,810
Time deposits	74,973,688	70,310,602
Total Deposits	109,740,933	103,739,177
Accrued interest payable	525,795	522,592
Other liabilities	460,516	476,003
Federal Home Loan Bank and other borrowings	6,395,920	6,506,805
Total Liabilities	117,123,164	111,244,577

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,389,391 shares at September 30, 2009 and December 31, 2008	796,337	796,337
Additional paid-in capital	7,167,260	7,167,260
Retained earnings (deficit)	(1,997,735)	384,652
Accumulated other comprehensive income	4,160	-
Total Stockholders’ Equity	5,970,022	8,348,249
Total Liabilities and Stockholders’ Equity	$123,093,186	$119,592,826

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended
	September 30, 2009	September 30, 2008

Interest and dividend income:
Loans, including fees	$4,674,930	$5,467,220
Investment securities	4,173	-
Dividends on Federal Home Loan Bank stock	10,224	10,501
Federal funds sold and other	17,959	76,912
Total interest and dividend income	4,707,286	5,554,633

Interest expense:
Deposits	2,145,701	2,510,844
Borrowed funds	195,572	88,135
Total interest expense	2,341,273	2,598,979
Net interest income before provision for (benefit from) loan losses	2,366,013	2,955,654

Provision for (benefit from) loan losses	2,796,581	(125,510)
Net interest income (loss) after provision for (benefit from) loan losses	(430,568)	3,081,164

Noninterest income:
Service charges on deposit accounts	321,189	398,401
Fees from origination of mortgage loans sold	15,620	16,632
Investment sales commissions	-	9,734
Other	110,446	104,102
Total noninterest income	447,255	528,869

Noninterest expense:
Salaries and employee benefits	1,311,442	1,535,040
Occupancy	441,995	452,869
Advertising	33,626	95,909
Data processing	247,535	245,083
Legal and professional	505,051	299,222
Other operating	800,678	517,357
Total noninterest expense	3,340,327	3,145,480

Income (loss) before income tax (benefit) expense	(3,323,640)	464,553

Income tax (benefit) expense	(941,253)	159,709

Net (loss) income	$(2,382,387)	$304,844

Basic net (loss) income per common share	$(1.00)	$.13
Diluted net (loss) income per common share	$(1.00)	$.13

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30, 2009	September 30, 2008
Interest and dividend income:
Loans, including fees	$1,515,661	$1,781,071
Investment securities	4,173	-
Dividends on Federal Home Loan Bank stock	3,696	10,384
Federal funds sold and other	6,454	16,425
Total interest and dividend income	1,529,984	1,807,880

Interest expense:
Deposits	652,234	753,632
Borrowed funds	65,155	47,617
Total interest expense	717,389	801,249
Net interest income before provision for loan losses	812,595	1,006,631

Provision for loan losses	771,586	12,089
Net interest income after provision for loan losses	41,009	994,542

Noninterest income:
Service charges on deposit accounts	111,031	131,556
Fees from origination of mortgage loans sold	-	9,760
Other	39,428	40,166
Total noninterest income	150,459	181,482

Noninterest expense:
Salaries and employee benefits	422,310	494,358
Occupancy	137,998	147,519
Advertising	7,631	52,090
Data processing	82,246	80,741
Legal and professional	116,982	61,579
Other operating	318,408	193,020
Total noninterest expense	1,085,575	1,029,307

Income (loss) before income tax (benefit) expense	(894,107)	146,717

Income tax (benefit) expense	(10,912)	57,939

Net (loss) income	$(883,195)	$88,778

Basic net (loss) income per common share	$(.37)	$.04
Diluted net (loss) income per common share	$(.37)	$.04

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC.
Greeneville, Tennessee
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED
Nine Months Ended September 30, 2009

					Accumulated
			Additional	Retained	Other
	Comprehensive	Common	Paid-In	Earnings	Comprehensive
	Income	Stock	Capital	(Deficit)	Income	Total
Balance, December 31, 2008		$796,337	$7,167,260	$384,652	$-	$8,348,249

Comprehensive income:
Net loss	$(2,382,387)	-	-	(2,382,387)	-	(2,382,387)
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of reclassification adjustment	4,160	-	-	-	4,160	4,160

Total comprehensive income (loss)	$(2,378,227)	-	-	-	-	-

Balance, September 30, 2009		$796,337	$7,167,260	$(1,997,735)	$4,160	$5,970,022

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2009	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,382,387)	$304,844
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for (benefit from) loan losses	2,796,581	(125,510)
Depreciation	228,528	238,462
Gain on sale of premises and equipment	(1,817)	(12,300)
Write-down of foreclosed assets	-	11,075
Realized loss on sales of foreclosed assets	1,565	4,207
Deferred income tax (benefit) expense	(941,252)	18,405
Increase in cash surrender value of bank owned life insurance	(84,897)	(80,514)
Net change in:
Accrued interest receivable	131,922	47,470
Other assets	21,114	31,022
Other liabilities	(15,487)	363,237
Accrued interest payable	3,203	(395,355)
Net cash provided by (used in) operating activities	(242,927)	405,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(2,000,000)	-
Proceeds from sale of foreclosed assets	19,052	277,956
Federal Home Loan Bank stock purchase	(5,300)	(32,400)
Loan originations and principal collections, net	776,190	(9,871,965)
Additions to premises and equipment	(13,153)	(61,134)
Proceeds from sale of premises and equipment	2,299	12,300
Net cash used in investing activities	(1,220,912)	(9,675,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits (non-time deposits)	1,338,670	(8,984,374)
Net change in time deposits	4,663,086	5,162,589
Issuance of stock	-	249,975
Proceeds from other borrowings	28,000	-
Federal Home Loan Bank advances	-	4,500,000
Federal Home Loan Bank repayments	(138,885)	(810,308)
Net cash provided by financing activities	5,890,871	117,882

Net change in cash and cash equivalents	4,427,032	(9,152,318)

Cash and cash equivalents at beginning of period	6,396,406	15,069,442

Cash and cash equivalents at end of period	$10,823,438	$5,917,124

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	September 30, 2009	September 30, 2008

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$2,338,070	$2,994,334
Income taxes paid	$152,004	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Loans moved to foreclosed/repossessed assets	$3,107,645	$211,889

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Certain amounts from prior period financial statements have been reclassified to conform to current period’s presentation.

Use of Estimates:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The most significant management accounting estimate is the allowance for loan losses.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”):

In June 2009, the FASB issued an accounting standard which established the Codification to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff.  All guidance contained in the Codification carries an equal level of authority.  The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics.  The Company adopted this accounting standard in preparing its consolidated financial statements for the period ended September 30, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on the Company’s statements of income and condition.

Note 2. Stock Options and Awards

No options were granted during the three or nine months ended September 30, 2009, and no compensation cost related to options is recognized in the consolidated statements of income for the three or nine months ended September 30, 2009.  No intrinsic value exists at September 30, 2009 as the market price of the Company’s common stock of $2.75 per common share is below the exercise price of the outstanding options.

Note 3. Earnings (Loss) Per Share of Common Stock

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential dilutive common shares outstanding during the period.  Stock options are regarded as potential common shares.  Potential common shares are computed using the treasury stock method.  For the nine months ended September 30, 2009, 71,150 options are excluded from the effect of dilutive securities because they are anti-dilutive; 18,150 options are similarly excluded from the effect of dilutive securities for the nine months ended September 30, 2008.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009		2008
	Income(Loss)	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Basic EPS
Income (loss) available to common stockholders	$(883,195)	2,389,391	$88,778	2,356,818

Effect of dilutive securities Stock options outstanding	-	-	-	13,333

Diluted EPS
Income (loss) available to common shareholders plus assumed conversions	$(883,195)	2,389,391	$88,778	2,370,151

	Nine Months Ended September 30,
	2009		2008
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Basic EPS
Income (loss) available to common stockholders	$(2,382,387)	2,389,391	$304,844	2,356,818

Effect of dilutive securities Stock options outstanding	-	-	-	14,580

Diluted EPS
Income (loss) available to common shareholders plus assumed conversions	$(2,382,387)	2,389,391	$304,844	2,371,398

Note 4. Fair Value Disclosures

Fair Value Measurements:

ASC Topic 820, Fair Value Measurements and Disclosures, (“ASC 820”) defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  ASC 820 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date.  The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

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

ASC 820 also establishes a three-tier fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, as follows:

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

Securities Available for Sale – Securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Impaired Loans – The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables (“ASC 310”).  The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated (or impaired loans were primarily evaluated) based on the fair value of collateral.  In accordance with ASC 310, Receivables, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on the observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Assets – Foreclosed assets consisting of properties obtained through foreclosure or in satisfaction of loans is initially recorded at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs.  At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.  Gains or losses on sale and any subsequent adjustments to the fair value are recorded as a component of foreclosed real estate expense.  Other real estate is included in Level 2 of the valuation hierarchy.

The Company has no liabilities measured at fair value on a recurring basis and certain assets are measured at fair value on a recurring basis; however, certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables present the financial instruments carried at fair value as of September 30, 2009, by caption on the consolidated balance sheets and by ASC 820 valuation hierarchy (as described above):

Assets measured at fair value on a recurring basis as of September 30, 2009:

	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available for sale	$2,004,160	$-	$2,004,160	$-

Assets measured at fair value on a nonrecurring basis as of September 30, 2009:

	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Foreclosed assets	$3,481,607	$-	$3,481,607	$-
Impaired loans	$5,763,285	$-	$5,763,285	$-

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans.

Fair Value of Financial Instruments:

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  ASC Topic 825, Financial Instruments, excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents

The carrying amounts of cash and federal funds sold approximate fair values.

Securities Available For Sale

The fair value of securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

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

Off-Balance Sheet Credit-Related Instruments

Commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded.

The estimated fair values of the Company’s financial instruments are as follows at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$10,823,438	$10,823,438	$6,396,406	$6,396,406
Securities available for sale	2,004,160	2,004,160	-	-
Federal Home Loan Bank stock	296,500	296,500	291,200	291,200
Loans, net	96,647,146	96,715,680	103,327,562	103,366,947
Accrued interest receivable	373,538	373,538	505,460	505,460
Cash surrender value of BOLI	2,438,395	2,438,395	2,353,498	2,353,498

Financial Liabilities:
Deposits	109,740,933	110,204,096	103,739,177	104,400,737
Accrued interest payable	525,795	525,795	522,592	522,592
Federal Home Loan Bank and other borrowings	6,395,920	6,582,952	6,506,805	6,656,364

Note 5. Securities Available for Sale

During the quarter ended September 30, 2009, the Company purchased $2,000,000 of securities classified as available for sale.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  As of September 30, 2009, these securities have gross unrealized gains of $4,160; therefore, the Company has determined that there was no other-than-temporary impairment with respect to these securities.  No sales of securities occurred during the period ending September 30, 2009.  The total carrying value of $2,004,160 has been pledged to secure a federal funds line of credit with Compass Bank as of September 30, 2009.  These securities all have a maturity date of 1 to 3 years.

Note 6. Subsequent Events

Management evaluated subsequent events through November 16, 2009, the date the financial statements were available to be issued.  Material events or transactions occurring after September 30, 2009, but prior to November 16, 2009, that provided additional evidence about conditions that existed at September 30, 2009, have been recognized in the financial statements for the period ended September 30, 2009.  Events or transactions that provided evidence about conditions that did not exist at September 30, 2009, but arose before the financial statements were available to be issued have not been recognized in the financial statements for the period ended September 30, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws.  Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  The use of such words as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “attempt”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, “forecast,” and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  Factors that could cause actual results to differ materially from the results anticipated, but not guaranteed, in this Report, include those factors included in Part II Item IA “Risk Factors” below and include (without limitation) deterioration in the financial condition of borrowers resulting in significant increases in loan losses, and provisions for those losses, economic and social conditions, competition for loans, mortgages, and other financial services and products, results of regulatory examinations, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, and other risks that cannot be accurately quantified or completely identified.  Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period.  The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results.  The Company is unable to predict the types of circumstances, conditions and factors that can cause anticipated results to change.  The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changed or unanticipated events, circumstances or results.

Impact of Inflation

The consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and practices within the banking industry that require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

Critical Accounting Estimates

The Company follows GAAP, along with general practices within the banking industry.  In connection with the application of those principles and practices, we have made judgments and estimates which, in the case of our allowance for loan and lease losses (“ALLL”), are material to the determination of our financial position and results of operation.  Other estimates relate to the valuation of assets acquired in connection with foreclosures or in satisfaction of loans, and realization of deferred tax assets.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that Are Not Orderly (“FSP 157-4”) (ASC Topic 820 Fair Value Measurements and Disclosures). FSP 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. FSP 157-4 must be applied prospectively. The provisions of FSP 157-4 became effective for the Company’s interim period ending on June 30, 2009, and its adoption did not have a significant impact on the consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”) (ASC Topic 825, Financial Instruments, and ASC Topic 270, Interim Reporting).  FSP 107-1 and APB 28-1 amends SFAS 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The provisions of FSP 107-1 and APB 28-1 became effective for the Company’s interim period ending on June 30, 2009 and resulted in the applicable fair value disclosures being included in the June 30, 2009 and September 30, 2009 periods.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”) (ASC Topic 320, Investments—Debt and Equity Securities). FSP 115-2 and 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP 115-2 and 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. FSP 115-2 and 124-2 also require substantial additional disclosures. The provisions of FSP 115-2 and 124-2 became effective for the Company’s interim period ending on June 30, 2009, and there was no impact from the adoption on the Company’s financial position, results of operations or cash flows.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC Topic 855, Subsequent Events).  Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated.  SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), Fair Value Measurements and Disclosures (ASC Topic 820, Measuring Liabilities at Fair Value).  ASU 2009-05 amends subtopic 820-10, Fair Value Measurements and Disclosures – Overall, and provides clarification for the fair value measurement of liabilities.  ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

General

On January 23, 2004, American Patriot Financial Group, Inc. (the “Company”), a bank holding company, acquired all of the outstanding shares of American Patriot Bank (the “Bank”) in a one for one stock exchange.  The Bank is a Tennessee-chartered, FDIC-insured, non-Member commercial bank offering a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumers, commercial and real estate purposes, and is the principal business of the Company. The main office of the Company is located at 3095 East Andrew Johnson Highway, Greeneville, Greene County, Tennessee, which is also the main office of the Bank.  This location is a 2.66 acre lot, on which there is a fully operational modular bank unit.  Other full service branch banking offices of the Bank are located at 506 Asheville Highway and 208 West Summer Street, Greeneville, Greene County, Tennessee.  During 2007 the Bank purchased property in Maryville, Tennessee at 710 South Foothills Plaza Drive.  This location is a 1.17 acre lot, on which there is a 3,272 square foot fully operational brick bank building with drive through facilities that was opened for business on July 9, 2007.  These locations are centrally located and in high traffic/exposure areas.  Automatic teller machines and overnight “deposit drops” are positioned to serve the Bank’s clients.  Additional branches may be established as market opportunities surface or existing branch locations may be sold or closed if in the opinion of the Company such closure or sale is appropriate.

Liquidity

At September 30, 2009, the Company had liquid assets of approximately $12.8 million in the form of cash, federal funds sold and securities available for sale, as compared to approximately $6.4 million on December 31, 2008.  Management believes that the liquid assets are adequate at September 30, 2009. Additional liquidity should be provided by growth in deposit accounts and loan repayments.  The Company also has the ability to purchase federal funds to provide additional liquidity.  Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Company’s short term or long term liquidity and has developed a larger local deposit base to help minimize any risk of over reliance non-core funding.

Results of Operations

The Company had a net loss of $(883,195) or $(.37) per share for the quarter ended September 30, 2009 compared to net income of $88,778 or $.04 per share for the quarter ended September 30, 2008. The Company had a net loss for the nine months ended September 30, 2009 of $(2,382,387) or $(1.00) per share as compared to net income of $304,844 or $.34 per share for the same period in 2008. A significant increase to the provision for loan losses was the primary cause of the net loss in the three and nine month periods ended September 30, 2009 when compared to the comparable periods in 2008. During the quarter ended September 30, 2009, the Company recorded a provision for loan losses of $771,586, while recording a provision for loan losses of $12,089 for the same period in 2008. For the nine months ended September 30, 2009, the provision for loan losses was $2,796,581 compared to a benefit of $(125,510) for the comparable period in 2008.

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Interest income for the quarter ended September 30, 2009 was $1,529,984 compared to $1,807,880 for the same period in 2008, and total interest expense was $717,389 in 2009 compared to $801,249 in 2008 for the same period.  Interest income for the nine months ended September 30, 2009 was $4,707,286, compared to $5,554,633 for the same period in 2008, and total interest expense was $2,341,273 in 2009 compared to $2,598,979 in 2008 for the same period.  Net interest margin, calculated as the ratio of net interest income to average earning assets, for the three months ended September 30, 2009 was 2.92% compared to 3.76% for the same period in 2008.  The net interest margin for the nine months ended September 30, 2009 was 2.81%, compared to 3.81% for the same period in 2008.  The compression in net interest margin for the three and nine months ended September 30, 2009 when compared to the comparable periods in 2008 was the result of the declining rate environment experienced during 2008 and continuing into 2009 (as the Company’s loans repriced faster than its deposits) and the increased provision expense and higher balance of nonaccrual loans experienced in the first nine months of 2009 when compared to the comparable periods in 2008, resulting from the downturn in the economy.  Competitive pricing pressures in the Company’s markets have also limited the Company’s ability to reduce rates paid on deposits as quickly and significantly as yields earned on the Company’s loan portfolio. Based on the Company’s mix of interest earning assets and interest bearing liabilities, and the Company’s efforts to reduce the rates paid on deposits, management believes that net interest margin should begin to stabilize for the remainder of the year.  If interest rates remain stable or begin to increase, the Company believes that its net interest margin should increase; however, continued elevated levels of nonaccrual loans would continue to negatively impact net interest margin.

Provision for / Benefit from Loan Losses

The provision for (benefit from) loan losses represents a charge (or recovery) to operations necessary to establish an allowance for possible loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses for the three month and nine month period ended September 30, 2009 was $771,586 and $2,796,581, respectively, as compared to a provision for loan losses of $12,089 and a benefit from loan losses of $(125,510) for the comparable periods in 2008.  Increases in nonperforming loans and net-charge offs and an overall increase in the Company’s allowance for loan losses in relation to loan balances during the first nine months of 2009 were the primary reasons for the increase in the provision expense in the three and nine months ended September 30, 2009 when compared to the comparable periods in 2008.  These increases were caused primarily by continued deterioration in the Company’s construction and development loan portfolio, particularly loans to residential builders and developers for projects in the Company’s Blount County market as well as increased unemployment in the Bank’s primary market areas of Greene and Blount Counties, Tennessee.  The Company’s construction and development loan portfolio has experienced weakness due to continued decreased real estate sales in the Company’s markets, particularly the Blount County market, which has led to falling appraisal values of the collateral which secures the Company’s construction and development loan portfolio.  The Company’s collateral, for substantially all construction and development loans, is its primary source of repayment and as the value of the collateral deteriorates, ultimate repayment by the borrower becomes increasingly unlikely.  As a result, the Company has increased its allowance for loan losses which has led to increased provision expense in 2009 compared to 2008.  Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss, which management believes is representative of probable loan losses.  Other factors considered by management include the composition of the loan portfolio, economic conditions, results of regulatory examinations, and the creditworthiness of the Bank’s borrowers and other qualitative factors.

During the three and nine months ended September 30, 2009, loan charge-offs were $190,562 and $1,635,216, respectively, compared to $32,216 and $86,577 respectively in the comparable periods in 2008.  The recoveries for the three and nine month periods ended September 30, 2009 were $11,607 and $84,346, respectively, compared to $38,154 and $102,404, respectively, in the comparable periods in 2008.  The allowance for loan losses was $3,619,358 at September 30, 2009 as compared to $2,373,648 at December 31, 2008, an increase of 52.5%, and was $3,026,728 at June 30, 2009.  The allowance was 3.6% of loans at September 30, 2009 compared at 2.9% at June 30, 2009.

 Management believes that the allowance for loan losses is adequate at September 30, 2009. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, or changes in the circumstances of particular borrowers.  Management intends to pursue more aggressive strategies for problem loan resolution, and is committed to bolster loan loss reserves to levels sufficient to absorb losses recognized in the pursuit of this strategy.

Provision (Benefit) for/from Income Taxes

The Company’s benefit from income tax expense for the three and nine months ended September 30, 2009 was $(10,912) and $(941,253), respectively when compared to a provision for income taxes of $57,939 and $159,709 for the same periods in 2008.  Management believes the provision for income taxes for the period ended September 30, 2009 to be adequate.

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for the three and nine months ended September 30, 2009 was $150,459 and $447,255, respectively when compared to $181,482 and $528,869 for the same periods in 2008.  Service charges on deposit accounts decreased $20,525 and $77,212 for the three and nine months ended September 30, 2009 respectively, when compared to the same periods in 2008. The primary cause of the decline in service charges between 2008 and 2009 was related to declines in NSF and overdraft fees. These fees are primarily activity driven and relate to transaction based checking accounts.  The Bank noted a significant decline in checking account balances when comparing the first nine months of 2009 to the first nine months of 2008, and a corresponding decrease in NSF and overdraft transactions during the first nine months of 2009, as compared to the first nine months of 2008. Fees from origination of mortgage loans sold decreased for the three and nine months ended September 30, 2009 by $9,760 and $1,012 when compared to the same period in 2008. This decrease was primarily a result of a decline in mortgage refinancing activity and also reflects the lower level of home sales in the Bank’s primary markets in 2009 when compared to 2008. Investment sale commissions decreased $9,734 for the nine months ended September 30, 2009, as compared to the same period in 2008.  There were no investment sale commissions for the three month periods ended September 30, 2009 or 2008. The reason for decreases in the investment sale commissions is the discontinuance of that service by the Bank due to the high overhead expense and lack of sufficient revenues.  The above decreases in noninterest income were primarily offset by increased earnings on the cash surrender value of bank owned life insurance (BOLI) purchased in 2007.  The cash surrender value increases for the three and nine month periods ended September 30, 2009 were $27,089 and $84,897 respectively. Management projects that other fees and commissions will increase and service charges will continue to increase on a linked quarter basis during the remainder of 2009.

Noninterest Expense

Noninterest expenses totaled $1,085,575 and $3,340,327 for the three and nine months ended September 30, 2009, as compared to $1,029,307 and $3,145,480 for the same periods in 2008.   Salaries and benefits decreased $72,048 and $223,598 for the three and nine months ended September 30, 2009, when compared to the same periods in 2008.  The decrease in salaries and benefits is due to reductions in senior level management positions prior to the Company’s hiring of a new chief executive officer of the Bank on August 26, 2009. Legal and professional fees increased $55,403 and $205,829 for the three and nine months ended September 30, 2009, as compared to the same periods in 2008.  Management continues to incur additional expenses to meet the demands of regulatory requirements, especially relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, in addition to strategic plan development. The Company has also incurred significant noninterest expense increases in other operating expenses primarily as a result of increased collection and workout expenses, ATM expenses, and FDIC insurance and state banking assessments.  Recently, the Federal Deposit Insurance Corporation (the “FDIC”) finalized its deposit insurance assessment rates for 2009.  As a result of the requirement to increase the FDIC’s Bank Insurance Fund to statutory levels over a prescribed period of time and increased pressure on the fund’s reserves due to the increasing number of bank failures, FDIC insurance costs for 2009 will be significantly higher for all insured depository institutions.  Also during the second quarter of 2009 a special assessment from the FDIC of approximately $62,037 was accrued by the Bank to provide additional reserves for the FDIC’s Bank Insurance Fund.  On November 12, 2009, the FDIC adopted a final rule that, in lieu of a further special assessment in 2009, will require all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also proposed to adopt a uniform three basis point increase in assessment rates effective on January 1, 2011. Combined, operating expenses relating to all other expenses increased $72,913 and $212,616 for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008.

Financial Condition

Total assets at September 30, 2009, were $123,093,186, an increase of $3,500,360 or 2.9% compared to 2008 year-end assets of $119,592,826.  Deposits increased to $109,740,933 at September 30, 2009, an increase of $6,001,756 or 5.8% from $103,739,177 at December 31, 2008. Most of the change in total assets and total deposits can be attributed to the Company taking measures to increase liquidity by offering attractive rates to customers. The majority of our increased liquidity at September 30, 2009 has been placed in federal funds sold and available for sale securities.  Premises and equipment decreased to $5,101,828 at September 30, 2009 a decrease of $215,857 or 4.1% from $5,317,685 at December 31, 2008, primarily as a result of minimal fixed asset purchases coupled with normal depreciation charges.  Other significant additions noted as of September 30, 2009 when compared to December 31, 2008 relate to foreclosed assets.  During the first three quarters of 2009, management foreclosed on one significant loan relationship totaling approximately $1,012,000 in addition to several other smaller loan foreclosures.

The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below

Loans

Net loans outstanding totaled $96,647,146 at September 30, 2009 compared to $103,327,562 at December 31, 2008.  Most of the $6.7 million reduction relates to real estate loans and reflects management’s strategy of reducing the concentration in these loan types based on the current economic climate’s impact on the real estate industry as well as the increase in foreclosed assets. Management continued this strategy in the 2009 third quarter as net loans fell from $100,628,824 at June 30, 2009.  Management is monitoring this portfolio closely.  In the event that a loan is 90 days or more past due, the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well-secured and in the process of collection. At September 30, 2009, total loans 90 days or more past due and still accruing interest were $30,801, while total loans in non-accrual status were $6,350,414.  At December 31, 2008, there were no loans 90 days or more past due and still accruing interest, while total loans 90 days or more past due and in non-accrual status were $599,667.  The increase in nonaccrual loans and non-performing asset balances that the Company experienced in the nine months ended September 30, 2009 is primarily related to a weakened real estate market in the Company’s market areas, particularly its Blount County market.  Within this segment of the loan portfolio, the Company makes loans to home builders and developers and sub-dividers of land.  These borrowers have continued to experience stress due to a combination of declining residential real estate demand and resulting price and collateral value declines.  Further, housing starts in the Company’s market areas continue to slow.

The following is a summary of information pertaining to impaired loans:

	September 30,	December 31,
	2009	2008

Impaired loans with a specific valuation allowance	$8,290,804	$6,414,683
Total specifically evaluated impaired loans	$8,290,804	$6,414,683
Specific valuation allowance related to impaired loans	$2,527,519	$1,512,511

In addition to the specifically evaluated impaired loans above, the Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment.  Loans collectively evaluated for impairment, with a classification of special mention, substandard and doubtful, as of September 30, 2009 and December 31, 2008 were $4,552,160 and $739,517, respectively.  The Bank has reserved $183,330 and $29,150 related to these loans as of September 30, 2009 and December 31, 2008, respectively.

The increase in impaired loans in the nine months ended September 30, 2009 was primarily related to the weakened residential and commercial real estate market in the Company’s market areas as well as the impact of rising unemployment levels in those areas.  Within the residential and commercial real estate segment of the portfolio, the Company makes loans to, among other borrowers, home builders and developers of land.  These borrowers have continued to experience stress during the current recession due to a combination of declining demand for residential real estate and the resulting price and collateral value declines.  In addition, housing starts in the Company’s market areas continue to slow.  An extended recessionary period will likely cause the Company’s real estate construction and land development loans to continue to underperform and such underperformance, along with increased stress on individual borrowers, particularly those impacted by the rising unemployment rates in the Greene and Blount County markets, may result in increased levels of impaired loans which may negatively impact the Company’s results of operations.

As of September 30, 2009, the Company has identified loans aggregating $8,290,804 as being impaired, of which $6,350,414 are non-performing as it relates to the payment of interest.  The aforementioned total is approximately $5,751,000 more than reported at December 31, 2008.  The increase is primarily related to identified problem assets centered in the Blount County Market.

Restricted Equity Investments

Federal Home Loan Bank (“FHLB”) stock at September 30, 2009 had an amortized cost and market value of $296,500 as compared to an amortized cost and a market value of $291,200 at December 31, 2008.   As a member of the FHLB, the Company is required to maintain stock in an amount equal to a minimum of .15% of total assets.  Federal Home Loan Bank stock is carried at cost.  Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Deposits

Total deposits, which are the principal source of funds for the Company, were $109,740,933 at September 30, 2009, compared to $103,739,177 at December 31, 2008, representing an increase of 5.8%.  The Company has targeted local consumers, professional and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.   At September 30, 2009 the Company had outstanding advances of $5,395,920 at the Federal Home Loan Bank compared with $5,506,805 at December 31, 2008. At September 30, 2009 and December 31, 2008, the Company also had $1,000,000 in short-term borrowings from Jefferson Federal Bank which is due on demand.

Capital

Equity capital at September 30, 2009 was $5,970,022, a decrease of $2,378,227 from $8,348,249 at December 31, 2008, due to a net loss of $2,382,387 offset in part by an unrealized holding gain on available for sale securities of $4,160 for the first nine months of 2009.

Pursuant to the terms of the Cease and Desist Order (the “Order”) that the Bank entered into with the FDIC during the second quarter of 2009, as more fully described below, the Bank is required to develop and implement a capital plan that increases the Bank’s Tier 1 capital ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio to 8%, 10% and 11%, respectively.  The capital plan has been submitted to the FDIC and the Tennessee Department of Financial Institutions (the “TDFI”) for approval, and following receipt of any comments to the plan from the FDIC or the TDFI, the Company must immediately initiate measures to effect compliance with the capital plan within 30 days after the FDIC and the TDFI respond to the capital plan.  The Bank and the Company are currently evaluating their respective capital options and the Company believes that it will need to issue additional shares of common or preferred stock to achieve compliance with the minimum capital ratios set forth in the Order.

The FDIC advised the Bank during the 2009 third quarter, that it believed that the Bank should restate its June 30, 2009 Consolidated Report of Condition and Income (the “Call Report”) to reduce the Bank’s regulatory capital by $1,566,001 to comply with regulatory required limits on deferred tax assets in computing of the Bank’s regulatory capital requirements at June 30, 2009.  On October 13, 2009, the Bank submitted a revised Call Report to the FDIC reflecting a reduction in the Bank’s capital levels at June 30, 2009 as a result of the FDIC’s request.  This restatement had a significant negative effect on the Bank’s capital at June 30, 2009 and September 30, 2009.

At September 30, 2009, the Bank’s Tier 1 Leverage ratio and Tier 1 risk-based capital  ratio were in excess of the regulatory minimums.  The Bank’s Total risk-based capital ratio was less than the required minimum ratio.  Those ratios are as follows:

	Required Minimum Ratio	To be Well Capitalized	Requirements Under the Order	Bank
Tier 1 leverage ratio	4.00%	5.00%	8.00%	4.32%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.00%	5.47%
Total risk-based capital ratio	8.00%	10.00%	11.00%	6.73%

As a result of the Bank’s total risk-based capital ratio falling below 8% at June 30, 2009 and remaining in this category at September 30, 2009, the Bank will be considered undercapitalized and it is subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which among other things: (i) restricts payment of capital distributions and management fees; (ii) requires that the FDIC monitor the condition of the Bank; (iii) requires submission of a capital restoration plan within 45 days; (iv) restricts the growth of the Bank’s assets; and (v) requires prior approval of certain expansion proposals, many of which restrictions or obligations, including the requirement to submit a capital restoration plan, the Bank was already subject to as a result of the Order. The Order also requires the Bank to develop and implement a capital plan that increases the Bank’s Tier 1 capital ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio to 8%, 10% and 11%, respectively,

Liability and Asset Management

Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses.  The Bank’s main source of cash flow is from receiving deposits from its customers and, to a lesser extent, repayment of loan principal and interest income on loans and investments, FHLB advances, and federal funds purchased.

The Company’s primary source of liquidity is dividends paid by the Bank and cash that has not been invested in the Bank.  Under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner of the TDFI is limited to net income for that year combined with retained net income for the two preceding years.  Further, any dividend payments from the Bank to the Company are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements, or any higher requirements imposed by the Bank’s regulators.  Because of the Bank’s loss in 2009 and the Order’s restrictions on the Bank’s ability to pay dividends to the Company, dividends from the Bank to the Company, including funds for payment of interest on the Company’s indebtedness, to the extent that cash on hand at the Company is not sufficient to make such payments, will require prior approval of the Commissioner of the TDFI and the FDIC.

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

At September 30, 2009, approximately 69% of the Company’s gross loans had adjustable rates.  Based on the asset/liability modeling, management believes that these loans reprice at a faster pace than liabilities held by the Company.  Because the majority of the Company’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment should have a positive impact on the Company’s net interest margin.  Floors in the majority of the Company’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.  However, there is increasing pressure to adjust the floor rates downward in the adjustable rate portfolio as customers become more cost conscious and competition becomes more aggressive.  In addition, to the extent that a loan floor is above the federal funds rate, the federal funds rate will have to increase to a level above the floor before the Company’s interest income will benefit from increases in the federal funds rate.

Off-Balance Sheet Arrangements

The Company, at September 30, 2009, had outstanding unused lines of credit and standby letters of credit that totaled approximately $10,726,000.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate federal funds sold and available for sale securities, or, on a short-term basis, to purchase federal funds from a correspondent bank. At September 30, 2009, the Company had established with a correspondent bank the ability to purchase federal funds if needed up to $1,600,000.

Regulatory Matters

On June 3, 2009, the FDIC accepted a Stipulation and Consent (the “Consent”) of the Bank to the issuance of the Order.  Under the terms of the Order, the Bank has agreed, among other things, to the following items:  increase participation of the Board of Directors in the affairs of the Bank and establish a Board committee to oversee the Bank’s compliance with the Order; develop a written analysis and assessment of the Bank’s management and staffing needs for the purpose of providing qualified management; develop and implement a capital plan that increases and maintains the Bank’s Tier 1 capital ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio to 8%, 10% and 11%, respectively; review the adequacy of the ALLL, establish a comprehensive policy for determining the adequacy of the ALLL and maintain a reasonable ALLL; develop a written liquidity/asset/liability management plan addressing liquidity and the Bank’s relationship of volatile liabilities to temporary investments; refrain from paying cash dividends to the Company without the prior written consent of the FDCI and the TDFI; take specific actions to eliminate all assets classified as “Loss” and to reduce the level of assets classified “Doubtful” or “Substandard,” in each case in the Bank’s exam report; refrain from extending any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified in a certain specified manner and is uncollected; revise the Bank’s loan policy and procedures for effectiveness and make all necessary revisions to the policy to strengthen the Bank’s lending procedures; take specified actions to reduce concentrations of construction and development loans; prepare and submit to its supervisor authorities a budget and profit plan as well as its written strategic plan consisting of long-term goals and strategies; eliminate and/or correct all violations of law, regulations and contraventions of FDIC Statements of Policy as discussed in applicable reports and take all necessary steps to ensure future compliance; and furnish quarterly progress reports to the banking regulators.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth on pages 17 through 26 of Item 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” is incorporated herein by reference.

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

b) Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Investing in our common stock involves various risks which are particular to our company, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. These matters could cause the trading price of our common stock to decline in future periods.

Recent negative developments in the U.S. and local economy and in local real estate markets have adversely impacted our operations and results and may continue to adversely impact our results in the future.

Economic conditions in the markets in which we operate have deteriorated significantly since early 2008. As a result, we have experienced a significant reduction in our earnings, resulting primarily from provisions for loan losses related to declining collateral values in our construction and development loan portfolio. We believe that this difficult economic environment will continue at least throughout the remainder of 2009 and into 2010, and we expect that our results of operations will continue to be negatively impacted as a result. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or us in particular, will improve in the near future, or thereafter, in which case we could continue to experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

We are geographically concentrated in Greene County and Blount County, Tennessee, and changes in local economic conditions could impact our profitability.

We operate primarily in Greene County and Blount County, Tennessee, and substantially all of our loan customers and most of our deposit and other customers live or have operations in Greene and Blount Counties. Accordingly, our success significantly depends upon the growth in population, income levels, deposits, and housing starts in both counties, along with the continued attraction of business ventures to the area and reduced levels of unemployment. Our profitability is impacted by the changes in general economic conditions in this market. Additionally, unfavorable local or national economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

We can not assure you that economic conditions in our market will improve over the remainder of 2009 or throughout 2010 or thereafter, and continued weak economic conditions in our market could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.

Our loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.

As of September 30, 2009, approximately 81.6% of our loans held for investment were secured by real estate. Of this amount, approximately 28.0% were commercial real estate loans, 54.5% were residential real estate loans, 8.3% were construction and development loans and 9.2% were other real estate loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee, like those we are currently experiencing, have adversely affected, and could continue to adversely affect, the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to adverse conditions in the real estate market or the general economy. Throughout 2009, the number of newly constructed homes or lots sold in our market areas has continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge-offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact our financial condition and results of operations.

We could sustain losses if our asset quality declines.

Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. A significant portion of our loans are real estate based or made to real estate based borrowers, and the credit quality of such loans has deteriorated and could deteriorate further if real estate market conditions continue to decline or fail to stabilize nationally or, more importantly, in our market areas. We have sustained losses, and could continue to sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to further deterioration in asset quality in a timely manner. Problems with asset quality could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase, which could adversely affect our results of operations and financial condition.

An inadequate allowance for loan losses would reduce our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, real estate market conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan.

Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon its estimate of probable incurred credit losses, using past loan experience, nature and value of the portfolio, specific borrower and collateral value information, economic conditions and other factors. A charge against earnings with respect to the provision is made quarterly to maintain the allowance at appropriate levels after loan charge offs less recoveries. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, our earnings and capital could be significantly and adversely affected.

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of our loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our management’s control.

We have increased levels of other real estate, primarily as a result of foreclosures, and we anticipate higher levels of foreclosed real estate expense.

As we have begun to resolve non-performing real estate loans, we have increased the level of foreclosed properties primarily those acquired from builders and from residential land developers. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments owed on new appraisal values and gains or losses on disposition. These charges will increase as levels of other real estate increase, and also as local real estate values decline, negatively affecting our results of operations.

Liquidity needs could adversely affect our results of operations and financial condition.

We rely on dividends from the Bank as our primary source of funds, and the Bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. We rely to a significant degree on national time deposits and brokered deposits, which may be more volatile and expensive than local time deposits. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances and federal funds lines of credit from correspondent banks. To utilize brokered deposits and national market time deposits without additional regulatory approvals, we must remain well capitalized. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.

We, and the Bank, are required to maintain certain capital levels established by banking regulations as well as pursuant to the terms of the Order. Pursuant to the Order, the Bank is required to develop and implement a capital plan that increases the Bank’s Tier 1 capital ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio to 8%, 10% and 11%, respectively. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Failure by the Bank to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject the Bank to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.

We believe that we will need to issue additional shares of common or preferred stock to achieve compliance with the minimum capital ratios set forth in the Order. However, our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital on terms acceptable to us. If we cannot raise additional capital when needed or in order to meet the requirements of the Order, our ability to withstand significant credit losses or continue our operations without limitation could be materially impaired.

We rely on dividends from our bank subsidiary as our primary source of liquidity and payment of these dividends is limited under Tennessee law.

Under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner of the TDFI is limited to net income for that year combined with retained net income for the two preceding years. Because of the loss incurred by the Bank in 2009 and the Order’s restrictions on the Bank’s ability to pay dividends to the Bank, dividends from the Bank to us, including, if necessary funds for payment of interest on the Company’s indebtedness, to the extent that cash on hand at the Company is not sufficient to make such payments, will require prior approval of the Commissioner of the TDFI and the FDIC.

Recent legislative and regulatory initiatives that were enacted in response to the recent financial crisis are beginning to wind down.

The U.S. federal, state and foreign governments have taken various actions in an attempt to deal with the worldwide financial crisis and the severe decline in the global economy. Some of these programs are beginning to expire and the impact of the wind down on the financial sector and on the economic recovery is unknown. In the United States, the Emergency Economic Stabilization Act of 2008 or EESA, was enacted on October 3, 2008. The Troubled Asset Relief Program, or “TARP”, established pursuant to EESA, includes the Capital Purchase Program, pursuant to which Treasury is authorized to purchase senior preferred stock and common or preferred stock warrants from participating financial institutions. TARP also authorized the purchase of other securities and financial instruments for the purpose of stabilizing and providing liquidity to U.S. financial markets. TARP is scheduled to expire December 31, 2009, although the Treasury has announced it will likely extend it until October 31, 2010. On September 18, 2009, the Treasury guarantee on money market mutual funds expired. On October 20, 2009, the FDIC announced that the Temporary Loan Guaranty Program pursuant to which the FDIC guarantees unsecured debt of banks and certain holding companies would expire October 31, 2009, except for a temporary emergency facility. The Transaction Account Guarantee portion of the program, which guarantees noninterest bearing bank transaction accounts on an unlimited basis, is scheduled to continue until June 30, 2010.

National or state legislation or regulation may increase our expenses and reduce earnings.

Federal bank regulators are increasing regulatory scrutiny, and additional restrictions on financial institutions have been proposed by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or enforcement or supervisory actions. If we were required to enter into such actions with our regulators, we could be required to agree to limitations or take actions that limit our operational flexibility, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions would lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive and we experience competition in each of our markets. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other community banks, super-regional and national financial institutions that operate offices in our primary market areas and elsewhere. Many of our competitors are well-established, larger financial institutions that have greater resources and lending limits and a lower cost of funds than we have.

If the federal funds rate remains at current extremely low levels, our net interest margin, and consequently our net earnings, may continue to be negatively impacted.

Because of significant competitive deposit pricing pressures in our market and the negative impact of these pressures on our cost of funds, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Board of Governors of the Federal Reserve System’s federal funds rate (which is at an extremely low rate as a result of the current recession), we have experienced net interest margin compression throughout 2008 and in the first nine months of 2009, when compared to the prior year. Because of these competitive pressures, we are unable to lower the rate that we pay on interest-bearing liabilities to the same extent and as quickly as the yields we charge on interest-earning assets. As a result, our net interest margin, and consequently our profitability, has been negatively impacted. We have taken actions in the third quarter of 2009 to begin to increase our net interest margin, but these actions may not result in improvement in our net interest margin. If the federal funds rate remains at extremely low levels, our higher funding costs may negatively impact our net interest margin and results of operations.

Changes in interest rates could adversely affect our results of operations and financial condition.

Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense, our largest recurring expenditure. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. In a period of rising interest rates, our interest expense, particularly deposit costs, could increase in different amounts and at different rates, while the interest that we earn on our assets may not change in the same amounts or at the same rates. Accordingly, increases in interest rates could decrease our net interest income. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

Our key management personnel may leave at any time.

Our success depends in large part on the ability and experience of our senior management. The loss of services of one or more key employees could adversely affect our business and operating results. We have an employment contract with John D. Belew, our Chief Executive Officer.

Events beyond our control may disrupt operations and harm operating results.

We may be adversely affected by a war, terrorist attack, third party acts, natural disaster or other catastrophe. A catastrophic event could have a direct negative impact on us, our customers, the financial markets or the overall economy. It is impossible to fully anticipate and protect against all potential catastrophes. A security breach, criminal act, military action, power or communication failure, flood, hurricane, severe storm or the like could lead to service interruptions, data losses for customers, disruptions to our operations, or damage to our facilities. Any of these could have a material adverse effect on our business and financial results. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.

We operate in a highly regulated environment and are supervised and examined by various federal and state regulatory agencies who may adversely affect our ability to conduct business.

The Company is a bank holding company regulated by the Board of Governors of the Federal Reserve System. The Bank is a state chartered bank and comes under the supervision of the Commissioner of the TDFI and the FDIC. The Bank is also governed by the laws of the State of Tennessee and federal banking laws under the FDIC and the Federal Reserve Act. The Bank is also regulated by other agencies including, but not limited to, the Internal Revenue Service, OSHA, and the Department of Labor. These and other regulatory agencies impose certain regulations and restrictions on the Bank, including:

•	explicit standards as to capital and financial condition;

•	limitations on the permissible types, amounts and extensions of credit and investments;

•	requirements for brokered deposits;

•	restrictions on permissible non-banking activities; and

•	restrictions on dividend payments.

Federal and state regulatory agencies have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. As a result, we must expend significant time and expense to assure that we are in compliance with regulatory requirements and agency practices.

We also undergo periodic examinations by one or more regulatory agencies. Following such examinations, we may be required, among other things, to make additional provisions to our allowance for loan loss or to restrict our operations. These actions would result from the regulators’ judgments based on information available to them at the time of their examination.

Our operations are also governed by a wide variety of state and federal consumer protection laws and regulations. These federal and state regulatory restrictions limit the manner in which we may conduct business and obtain financing. These laws and regulations can and do change significantly from time to time and any such change could adversely affect our results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	No repurchases of Company securities were made during the quarter ended September 30, 2009.

The Company’s ability to pay dividends is derived from the income of the Bank. The Bank’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital by the terms of the Order and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the TDFI. In addition, the Federal Reserve Board may impose restrictions on the Company’s ability to pay dividends on its common stock. As a result, the Company cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future and the Company has never paid dividends in the past.

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

AMERICAN PATRIOT FINANCIAL GROUP, INC.
(Registrant)

DATE: November 16, 2009	/s/ John D. Belew
John D. Belew Chief Executive Officer

DATE: November 16, 2009	/s/ T. Don Waddell
T. Don Waddell Chief Financial Officer