Form 10-K
period 2009-12-31
American Patriot Financial Group, Inc.
filed 2010-04-15
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2009, was $7,418,919, based upon the average sale price on that date.

As of April 15, 2010, there were 2,389,391 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement involving the election of directors at the annual meeting of shareholders to be held June 29, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

(i)

FORWARD-LOOKING STATEMENTS

Certain of the statements in this Report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Corporation believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  The use of such words as “expect,” “anticipate,” “should”, “believe”, “forecast,” and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  Factors that could cause actual results to differ materially from the results anticipated, but not guaranteed, in this Report, include (without limitation) those factors included in Part I, Item 1A of this Report and deterioration in the financial condition of borrowers resulting in significant increases in loan losses, and provisions for those losses, economic and social conditions, competition for loans, mortgages, and other financial services and products, results of regulatory examinations, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Corporation’s customers, and other risks that cannot be accurately quantified or completely identified.  Many factors affecting the Corporation’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Corporation’s control, earnings may fluctuate from period to period.  The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Corporation, and not to predict the future or to guarantee results.  The Corporation is unable to predict the types of circumstances, conditions and factors that can cause anticipated results to change.  The Corporation undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

PART I

ITEM 1.	BUSINESS

General

American Patriot Financial Group, Inc. (the “Corporation,” “we” or “us”) is a one-bank holding company formed as a Tennessee corporation to own the shares of American Patriot Bank (the “Bank”).  The Corporation was incorporated on October 10, 2003, for the purpose of acquiring 100% of the shares of the Bank by means of a share exchange (the “Share Exchange”), and becoming a registered bank holding company under the Federal Reserve Act.  The Share Exchange was completed on January 23, 2004.  The activities of the Corporation are subject to the supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).  The Bank is the only subsidiary of the Corporation.

American Patriot Bank commenced operations as a state chartered bank on July 9, 2001.  The Bank had total assets of approximately $118 million at December 31, 2009.  The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to the maximum applicable limits thereof.  The Bank is not a member of the Federal Reserve System.

The Bank's customer base consists primarily of small to medium-sized business retailers, manufacturers, distributors, land developers, contractors, professionals, service businesses and local residents.  The Bank offers a full range of competitive retail and commercial banking services.  The deposit services offered include various types of checking accounts, savings accounts, money market investment accounts, certificates of deposits, and retirement accounts.  Lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small and medium size businesses and professionals, and letters of credit.  The Bank also offers safe deposit boxes of various sizes.  The Bank issues VISA and MasterCard credit cards and is a merchant depository for cardholder drafts under both types of credit cards.  The Bank offers its customers drive-through banking services at its offices and automated teller machines (“ATMs”). The Bank has trust powers but does not have a trust department.

The Bank is subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee (“TDFI”) and the FDIC.

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

The Bank's primary market area is Greene County and Blount County, Tennessee.  In Greene County as of June 30, 2009, there were 7 banks and 1 savings and loan institution, with at least 26 offices actively engaged in banking activities, including 3 major state-wide financial institutions, with a total of approximately $1.1 billion in deposits.  In Blount County as of June 30, 2009, there were 13 banks and 1 savings and loan institution with at least 53 offices actively engaged in banking activities, including 4 major state-wide financial institutions, with a total of approximately $1.7 billion in deposits.  In addition, there are numerous credit unions, finance companies, and other financial services providers.

Employees

At December 31, 2009, the Bank employed 30 persons on a full-time basis, and 7 persons on a part-time basis.  The Bank's employees are not represented by any union or other collective bargaining agreement, and the Bank believes its employee relations are satisfactory.

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

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary.  This support may be required at times when a bank holding company may not be able to provide such support.  Furthermore, in the event of a loss suffered or anticipated by the FDIC - either as a result of default of a banking or thrift subsidiary of the Corporation or related to FDIC assistance provided to a subsidiary in danger of default - the other banking subsidiaries of the Corporation, if any, may be assessed for the FDIC's loss, subject to certain exceptions.

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

Furthermore, under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner of the TDFI is limited to net income for that year combined with retained net income for the two preceding years.  Further, any dividend payments from the Bank to the Corporation are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements, or any higher requirements imposed by the Bank’s regulators, including those set forth in the Cease and Desist Order (the “Order”) that the Bank consented to with the FDIC during the second quarter of 2009. Because of the Bank’s losses in 2008 and 2009 and the Order’s restrictions on the Bank’s ability to pay dividends to the Corporation, dividends from the Bank to the Corporation, including funds necessary for the payment of interest on the Corporation’s indebtedness, to the extent that cash on hand at the Corporation is not sufficient to make such payments, will require prior approval of the Commissioner of the TDFI and the FDIC.

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

At least half of the total capital is to be comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments (“Tier 1 capital”).  The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock not qualifying for Tier 1 capital, and a limited amount of loan loss reserves (“Tier 2 capital”).  The Bank is subject to similar capital requirements adopted by the FDIC.  In addition, the Federal Reserve Board, and the FDIC have adopted a minimum leverage ratio (Tier 1 capital to total assets) of 3% (or 4% if the bank's CAMEL rating is below “1”).  Generally, banking organizations are expected to operate well above the minimum required capital level of 3% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 3%, plus an additional cushion of at least 1% to 2%.  Most community banks are encouraged to maintain a minimum leverage ratio of 6.5% to 7.0%.

Pursuant to the terms of the Order, the Bank is required to develop and implement a capital plan that increases the Bank’s Tier 1 leverage ratio, Tier 1 risk based capital ratio and Total risk based capital ratio to 8%, 10% and 11%, respectively.  The capital plan has been submitted to the FDIC and the TDFI for approval, and following receipt of any comments to the plan from the FDIC or the TDFI, the Bank must immediately initiate measures to effect compliance with the capital plan within 30 days after the FDIC and the TDFI respond to the capital plan.  The Bank and the Corporation are currently evaluating their respective capital options and the Corporation believes that it will need to issue additional shares of common or preferred stock to achieve compliance with the minimum capital ratios set forth in the Order.

In order to secure the approval of the FDIC of the Bank’s capital restoration plan required by the fact that the Bank is “undercapitalized” under federal regulatory standards, the Corporation executed on March 5, 2010, a Capital Maintenance Commitment and Guaranty (the “Commitment”) with the FDIC, which remains subject to the FDIC’s approval and execution.  Pursuant to the Commitment, the Corporation will be required to provide the FDIC assurance in the form of a financial commitment and guaranty that the Bank will comply with the Bank’s capital restoration plan until the Bank has been adequately capitalized on average during each of four consecutive quarters and, in the event the Bank fails to so comply, to pay to the Bank the lesser of five percent of the Bank's total assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all capital standards applicable to the Bank at the time it failed to comply.

The Bank's Tier 1 leverage ratio at December 31, 2009, was 4.29%, and its Tier 1 risk based capital ratio and Total risk based capital ratio at December 31, 2009 were 5.94% and 7.22%, respectively.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

As a result of the Bank’s Total risk based capital ratio falling below 8% at June 30, 2009 and remaining in this category at September 30, 2009 and December 31, 2009, the Bank is considered “undercapitalized” and it is subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which among other things: (i) restricts payment of capital distributions and management fees; (ii) requires that the FDIC monitor the condition of the Bank; (iii) requires submission of a capital restoration plan within 45 days; (iv) restricts the growth of the Bank’s assets; and (v) requires prior approval of certain expansion proposals, many of which restrictions or obligations, including the requirement to submit a capital restoration plan, the Bank was already subject to as a result of the Order. The Order also requires the Bank to develop and implement a capital plan that increases the Bank’s Tier 1 capital ratio, Tier 1 risk based capital ratio and Total risk based capital ratio to 8%, 10% and 11%, respectively. The Bank has submitted its capital restoration plan to the FDIC for approval, but the plan has not yet been approved by the FDIC.

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

On June 3, 2009, the FDIC accepted a Stipulation and Consent (the “Consent”) of the Bank to the issuance of the Order. Under the terms of the Order, the Bank has agreed, among other things, to the following items: increase participation of the Board of Directors in the affairs of the Bank and establish a Board committee to oversee the Bank’s compliance with the Order; develop a written analysis and assessment of the Bank’s management and staffing needs for the purpose of providing qualified management; develop and implement a capital plan that increases and maintains the Bank’s Tier 1 capital ratio, Tier 1 risk based capital ratio and Total risk based capital ratio to 8%, 10% and 11%, respectively; review the adequacy of the Bank’s allowance for loan and lease losses (“ALLL”), establish a comprehensive policy for determining the adequacy of the ALLL and maintain a reasonable ALLL; develop a written liquidity/asset/liability management plan addressing liquidity and the Bank’s relationship of volatile liabilities to temporary investments; refrain from paying cash dividends to the Corporation without the prior written consent of the FDIC and the TDFI; take specific actions to eliminate all assets classified as “Loss” and to reduce the level of assets classified “Doubtful” or “Substandard,” in each case in the Bank’s exam report; refrain from extending any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified in a certain specified manner and is uncollected; revise the Bank’s loan policy and procedures for effectiveness and make all necessary revisions to the policy to strengthen the Bank’s lending procedures; take specified actions to reduce concentrations of construction and development loans; prepare and submit to its supervisory authorities a budget and profit plan as well as its written strategic plan consisting of long-term goals and strategies; eliminate and/or correct all violations of law, regulations and contraventions of FDIC Statements of Policy as discussed in applicable reports and take all necessary steps to ensure future compliance; and furnish quarterly progress reports to the banking regulators.

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law.  For this protection, the Bank pays a semiannual statutory assessment.  Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board. The Emergency Economic Stabilization Act of 2008 (“EESA”) provides for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increased level of basic deposit insurance limit is scheduled to return to $100,000 on December 31, 2013. In addition, on October 14, 2008, the FDIC instituted a Temporary Liquidity Guarantee Program that provided for FDIC guarantees of unsecured debt of depository institutions and certain holding companies and for temporary unlimited FDIC coverage of non-interest bearing deposit transaction accounts. Institutions were automatically covered, without cost, under these programs for 30 days (later extended until December 5, 2008); however, after the specified deadline (December 5, 2008), institutions were required to opt-out of these programs if they did not wish to participate and incur fees thereunder. The Bank elected to continue to participate in the transaction account guarantee program, which is set to expire December 31, 2010. Under the transaction account guarantee program, an institution can provide full coverage on non-interest bearing transaction accounts for an annual assessment of 10, 20 or 25 basis points, depending on the institution’s risk category, of any deposit amounts exceeding the $250,000 deposit insurance limit, in addition to the normal risk-based assessment. The Bank elected to participate in the temporary debt guarantee program but did not issue any guaranteed debt under the program.

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

Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the types of investments which may be made.  The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices.  All Tennessee banks must become and remain insured banks under the Federal Deposit Insurance Act (the “FDIA”).  (See 12 U.S.C. §1811, et seq.).

Payment of Dividends.  The Bank is subject to the Tennessee Banking Act, which limits a bank's ability to pay dividends.  The payment of dividends by any bank is dependent upon its earnings and financial condition and subject to the statutory power of certain federal and state regulatory agencies to act to prevent what they deem unsafe or unsound banking practices.  The payment of dividends could, depending upon the financial condition of the Bank, be deemed to constitute such an unsafe or unsound banking practice.  Under Tennessee law, the board of directors of a state bank may not declare dividends in any calendar year that exceeds the total of its retained net income of the preceding two (2) years without the prior approval of the TDFI.  Because the Bank had no net retained income from the previous two years available for dividend payments, the Bank may not, without prior consent of the Commissioner of the TDFI, pay any dividends until such time that current year profits exceed the net losses and dividends of the prior two years. The Bank’s ability to pay dividends without the consent of the Commissioner and the FDIC is further limited by the terms of the Order. The FDIA prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.  The Bank is also subject to the minimum capital requirements of the FDIC, including those included in the Order, which impact the Bank's ability to pay dividends.  If the Bank fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements.

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

FDICIA.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the FDIA and made revisions to several other federal banking statutes.  Among other things, FDICIA requires the federal banking regulators to take “prompt corrective action” in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  Under applicable regulations, a FDIC-insured depository institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 risk based capital ratio of at least 6% and a Total risk based capital ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels.  An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above.  In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets.  An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.  Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System.  In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans.  A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan.  Because the Bank is undercapitalized at December 31, 2009, the Corporation is subject to this guarantee requirement. The federal banking agencies may not accept a capital plan, like the one the Bank has submitted, without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital.  If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. As of the date hereof, the FDIC has not yet accepted the Bank's capital restoration plan.

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

FDICIA contains numerous other provisions, including accounting, audit and reporting requirements, termination of the “too big to fail” doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy.  FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches.

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

Brokered Deposits and Pass-Through Insurance.  The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance.  Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.  In addition, bank regulators can limit a bank's ability to accept brokered deposits or other volatile funding.  The Bank is currently limited in its ability to accept, rollover or renew brokered deposits.  A bank that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts.  Whether or not it has obtained such a waiver, a bank that is adequately capitalized or worse may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation.  There are no such restrictions on a bank that is well capitalized.

FDIC Insurance Premiums.  The Bank is required to pay semiannual FDIC deposit insurance assessments to the DIF.  The FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) to form the DIF on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005.  The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund.  The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF.  Under the rule adopted by the FDIC in November 2006, beginning in 2007, the FDIC placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  Currently, rates range between $.07 and $.78 per $100 in assessable deposits.  The rate ranges are based on the four risk categories that in turn are based on asset size as well as capital, supervisory, credit, and other risk factors.  Within the range for a given risk category, the rate applicable to any particular institution is determined by the FDIC according to formal guidelines.  Any change in these rates and the category of risk into which the Bank will fall could have an adverse effect on the Bank's earnings.

In addition to the regular quarterly assessment, the FDIC imposed a 5 basis points emergency assessment on insured depository institutions which was paid on September 30, 2009, and was based on total assets less Tier 1 capital as of June 30, 2009. The special assessment resulted in additional expense of $ 62,037 in the second quarter of 2009. In the fourth quarter of 2009, the FDIC adopted a rule that, in lieu of any further special assessment in 2009, required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The FDIC also adopted a uniform three basis point increase in assessment rates effective January 1, 2011. The Bank was not required to prepay its assessments for 2010, 2011 and 2012.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

Gramm-Leach-Bliley Act.   The Gramm-Leach-Bliley Act adopted in November 1999 ratifies powers for banks and bank holding companies, especially in the areas of securities and insurance.  The Act also includes requirements regarding the privacy and protection of customer information held by financial institutions, as well as many other providers of financial services.  There are provisions providing for functional regulation of the various services provided by institutions among different regulators.  There are other provisions which limit the future expansion of unitary thrift holding companies which now prevent companies like Wal-Mart from owning a thrift institution.  Finally, among many other sections of the Act, there is some relief for small banks from the regulatory burden of the Community Reinvestment Act.

USA Patriot Act. On October 26, 2001, the President of the United States signed the USA PATRIOT Act of 2001 into law.  This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers.  The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as our banking and broker-dealer subsidiaries.  The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

The IMLAFA requires all “financial institutions,” as defined, to establish anti-money laundering compliance and due diligence programs.  Such programs are required to include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program.  The Bank has established anti-money laundering compliance and due diligence programs to comply with IMLAFA.

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

Risk-Based Capital Requirements

The FDIC adopted risk-based capital guidelines for banks effective after December 31, 1990.  The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.  The ratios are minimums.  The guidelines require all federally regulated banks to maintain a minimum risk based total capital ratio of 8%, of which at least 4% must be Tier 1 capital (see the description of Tier 1 capital and Tier 2 capital below).

A banking organization's qualifying total capital consists of two components:  Tier 1 capital (core capital) and Tier 2 capital (supplementary capital).  Tier 1 capital is an amount equal to the sum of:  (i) common shareholders' equity (including adjustments for any surplus or deficit); (ii) non-cumulative perpetual preferred stock; and (iii) the company's minority interests in the equity accounts of consolidated subsidiaries.  Intangible assets generally must be deducted from Tier 1 capital, subject to limited exceptions for goodwill arising from certain supervisory acquisitions.  Other intangible assets may be included in an amount up to 25% of Tier 1 capital, provided that the asset meets each of the following criteria:  (i) the asset must be able to be separated and sold apart from the banking organization or the bulk of its assets; (ii) the market value of the asset must be established on an annual basis through an identifiable stream of cash flows and there must be a high degree of certainty that the asset will hold this market value notwithstanding the future prospects of the banking organization; and (iii) the banking organization must demonstrate that a liquid market exists for the asset.  Intangible assets in excess of 25% of Tier 1 capital generally are deducted from a banking organization's regulatory capital.  At least 50% of the banking organization's total regulatory capital must consist of Tier 1 capital.

Tier 2 capital is an amount equal to the sum of (i) the allowance for possible credit losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) in an amount up to 50% of Tier 1 capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus.  The inclusion of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations of the FDIC.

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

Leverage Capital Requirements

The FDIC has a regulation requiring certain banking organizations to maintain additional capital of 1% to 2% above a 3% minimum Tier 1 Leverage Capital Ratio (Tier 1 capital, less intangible assets, to total assets).  In order for an institution to operate at or near the minimum Tier 1 leverage capital requirement of 3%, the FDIC expects that such institution would have well-diversified risk, no undue rate risk exposure, excellent asset quality, high liquidity and good earnings.  In general, the bank would have to be considered a strong banking organization, rated in the highest category under the bank rating system and have no significant plans for expansion.  Higher Tier 1 leverage capital ratios of up to 5% will generally be required if all of the above characteristics are not exhibited, or if the institution is undertaking expansion, seeking to engage in new activities, or otherwise faces unusual or abnormal risks.

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

Depositor Preference

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

Effect of Governmental Policies

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

Investment Policy

The objective of the Bank's investment policy is to invest funds not otherwise needed to meet the loan demand of its market area to earn the maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank's loan demand and deposit structure.  In doing so, the Bank balances the market and credit risks against the potential investment return, makes investments compatible with the pledge requirements of the Bank's deposits of public funds, maintains compliance with regulatory investment requirements, and assists the various public entities with their financing needs.  The asset liability and investment committee has full authority over the investment portfolio and makes decisions on purchases and sales of securities.  The entire portfolio, along with all investment transactions occurring since the previous Board of Director's meeting, is reviewed by the Board at its next monthly meeting.  The investment policy allows portfolio holdings to include short-term securities purchased to provide the Bank's needed liquidity and longer term securities purchased to generate level income for the Bank over periods of interest rate fluctuations.  At December 31, 2009, the Bank has securities available for sale of approximately $3.0 million, carried at fair value.  There was no securities portfolio in 2008.

Loan Policy

All lending activities of the Bank are under the direct supervision and control of the full Board of Directors.  The Board of Directors enforces loan authorizations, decides on loans exceeding such limits, services all requests for officer credits to the extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending division.  The Bank's established maximum loan volume to deposits is 100%. The loan portfolio consists primarily of real estate, commercial, farming and installment loans.  Commercial loans consist of either real estate loans or term loans.  Maturity of term loans is normally limited to five to seven years.  Conventional real estate loans may be made up to 85% of the appraised value or purchase cost of the real estate for no more than a thirty year term.  Installment loans are based on the earning capacity and vocational stability of the borrower.

The full Board makes a monthly review of loans which are 30 days or more past due.

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

The Bank had no tax-exempt loans during the year ended December 31, 2009.  The Bank had no loans outstanding to foreign borrowers at December 31, 2009.  The Bank's underwriting guidelines are applied to four major categories of loans, commercial and industrial, consumer, agricultural and real estate which includes residential, construction and development and certain other real estate loans.  The Bank requires its loan officers and Board to consider the borrower's character, the borrower's financial condition as reflected in current financial statements, the borrower's management capability, the borrower's industry and the economic environment in which the loan will be repaid.  Before approving a loan, the loan officer or Board must determine that the borrower is basically honest and creditworthy, determine that the borrower is a capable manager, understand the specific purpose of the loan, understand the source and plan of repayment, determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

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

The FDICIA established five capital categories for banks and bank holding companies.  The bank regulators adopted regulations defining these five capital categories in September 1992.  Under these regulations, each bank is classified into one of the five categories based on its level of risk based capital as measured by Tier 1 capital, total risk based capital, and Tier 1 leverage ratios and its supervisory ratings.

The following table lists the five categories of capital and each of the minimum requirements for the three risk based capital ratios.

	Total Risk Based Capital Ratio	Tier 1 Risk Based Capital Ratio	Leverage Ratio

Well-capitalized	10% or above	6% or above	5% or above

Adequately capitalized	8% or above	4% or above	4% or above

Undercapitalized	Less than 8%	Less than 4%	Less than 4%

Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

Critically undercapitalized	—	—	2% or less

Pursuant to the terms of the Order, the Bank is required to develop and implement a capital plan that increases and maintains the Bank's Tier 1 capital ratio, Tier 1 risk based capital ratio and Total risk based capital ratio to 8%, 10% and 11%, respectively.

Available Information

The Corporation files periodic reports with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials the Corporation files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information regarding the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Corporation that the Corporation files electronically with the SEC.  This information may be found at www.sec.gov.

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

Our operations are subject to heightened regulatory oversight.

As a result of the Bank entering into the Order and being “undercapitalized”, the Bank is subject to extensive regulatory oversight in addition to that which the Bank is normally subject to.  The Bank’s operations are also significantly restricted as a result of the provisions of the Order and as a result of it being “undercapitalized” and we can give you no assurance that further regulatory action will not be taken, particularly if we or the Bank fail to comply with any regulatory restrictions, including those contained in the Order.  Our and the Bank’s ability to conduct operations and meet obligations will require, in many circumstances, that we or the Bank obtain prior regulatory approval.  Such approval is discretionary and we can give you no assurance that such approval would be granted, or granted on the terms requested.

Our ability to service our debt, pay dividends and otherwise satisfy our obligations as they come due is substantially dependent on capital distributions from the Bank which are prohibited under the terms of the Order.

A substantial source of our funds from which we service our debt and pay our obligations and dividends, if any, is the receipt of dividends from the Bank.  The Bank is prohibited by the terms of the Order from paying dividends to us without the prior approval of the FDIC and the Commissioner of the TDFI.  The Bank’s ability to pay dividends to us is further limited by the provisions of Tennessee law which prohibit a bank from paying dividends, without the prior approval of the Commissioner of the TDFI, in an amount that exceeds the total amount of its net income for that year combined with retained net income of the preceding two (2) years.  If the Bank is unable to pay dividends to us, we will likely be unable to make payments on our outstanding borrowings without raising additional capital and will as a result likely be in default of the terms of the agreements evidencing our outstanding borrowings, including our loan agreement with Jefferson Federal Savings Bank, which loan is secured by 100% of the stock of the Bank.  If we were to default on our loan to Jefferson Federal Savings Bank, it could seek to foreclose on its security interest in the Bank and acquire control of the Bank.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm in its audit report for fiscal year 2009 has expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to meet our existing debt obligations and the financing or other capital required to do so may not be available or may not be available on reasonable terms. The potential lack of sources of liquidity raises substantial doubt about our ability to continue as a going concern for the foreseeable future. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment.

An inability to improve our regulatory capital position could adversely affect our operations and future prospects.

Our success as a financial institution is dependent on our ability to raise sufficient capital or reduce our assets to improve our regulatory capital position. At December 31, 2009, the Bank was classified as “undercapitalized,” which restricts its operations. As a result of its reduced capital levels and the terms of the Order, the Bank is required to submit a capital restoration plan to the FDIC that details the manner in which the Bank will restore its capital levels to those required to meet the requirements of the Order.  The Bank has submitted a capital restoration plan to the FDIC but that plan has not yet been approved. If we are unable to raise sufficient amounts of capital necessary to capitalize the Bank at or above those levels required in the Order, our financial condition and future prospects will be materially and adversely affected. If we are unable to raise a sufficient amount of capital necessary to achieve the capital ratio requirements established in the Order or as set forth in our capital restoration plan, we may need to consider other strategic alternatives, including the possible merger of the Bank or sale of a portion or all of the assets of the Bank.  We can give you no assurance as to the purchase price that a buyer might be willing to pay to acquire the Bank or some or all of the Bank's assets.

Negative developments in the U.S. and local economy and in local real estate markets have adversely impacted the Corporation's operations and results and may continue to adversely impact our results in the future.

Economic conditions in the markets in which the Corporation operates have deteriorated significantly since early 2008. As a result, the Corporation has experienced a reduction in its earnings, resulting primarily from provisions for loan losses related to declining collateral values in its construction and development loan portfolio. Although the Federal Reserve Board has issued statements that economic data suggests strongly that the recession ended in the latter half of 2009, the Corporation believes that this difficult economic environment will continue at least into the first half of 2010, and the Corporation expects that its results of operations will continue to be negatively impacted as a result. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or the Corporation in particular, will improve, in which case the Corporation could continue to experience reduced earnings and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

Our business is subject to local real estate market and other local economic conditions.

Adverse market or economic conditions in the State of Tennessee may disproportionately increase the risk our borrowers will be unable to timely make their loan payments. The market value of the real estate securing loans as collateral has been adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2009, approximately 84.40% of our loans were secured by real estate. Of this amount, approximately 72.33% were commercial real estate loans and 27.67% were residential real estate loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee, like those we are currently experiencing, will continue to adversely affect the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to adverse conditions in the real estate market or the general economy. Throughout 2009, the number of newly constructed homes or lots sold in our market areas continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact our financial condition and results of operations.

We are geographically concentrated in Greene County and Blount County, Tennessee, and changes in local economic conditions impact our profitability.

We operate primarily in Greene County and Blount County, Tennessee, and substantially all of our loan customers and most of our deposit and other customers live or have operations in Greene and Blount Counties. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in both counties, along with the continued attraction of business ventures to the area. Our profitability is impacted by the changes in general economic conditions in this market. Economic conditions in our area weakened during 2009, negatively affecting our operations, particularly the real estate construction and development segment of our loan portfolio. We cannot assure you that economic conditions in our market will improve during 2010 or thereafter, and continued weak economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or return of more favorable economic conditions in our primary market areas if they do occur.

We have incurred significant losses and could continue to sustain losses if our asset quality declines.

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

If loan customers with significant loan balances fail to repay their loans according to the terms of these loans, our earnings would suffer. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the repayment of our loans. We maintain an allowance for loan losses in an attempt to cover probable incurred losses inherent to the risks associated with lending. In determining the size of this allowance, we rely on an analysis of our loan portfolio based on volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, national and local economic conditions, other factors and other pertinent information. If our assumptions are inaccurate, our current allowance may not be sufficient to cover probable incurred loan losses, and additional provisions may be necessary which would decrease our earnings.

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our provision for loan losses or recognize loan charge-offs. Their conclusions about the quality of our loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our management's control. These additions may require increased provision expense which would negatively impact our results of operations.

In order for the Bank to achieve and maintain capital levels above those that the Bank is required to maintain under the terms of the Order, we will have to raise additional capital.

The Bank is required under the terms of the Order to maintain a Tier 1 capital ratio, Tier 1 risk based capital ratio and Total risk based capital ratio equal to at least 8%, 10% and 11%, respectively.  In order to achieve these capital levels, we will be required to raise additional capital. Our ability to raise additional capital depends to a significant extent on our financial performance and on forces outside of our control.  Accordingly, we may not be able to raise the capital necessary to ensure that the Bank achieves the capital maintenance requirements of the Order.  If the Bank is unable to achieve these capital requirements, it may face additional regulatory constraints and the ability of the Bank to continue as a going concern may be materially impaired.  If the Bank fails to comply with the terms of the capital restoration plan that it has submitted to the FDIC, we will be obligated to pay to the Bank the lesser of five percent of the Bank's total assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all capital standards applicable to the Bank at the time it failed to comply. If we are unable to comply with our obligations under the Commitment, our ability to continue to operate as a going concern could be materially impaired.

Liquidity needs could adversely affect our results of operations and financial condition.

We rely on dividends from the Bank, which are limited as a result of the Bank's losses in 2008 and 2009 and by the terms of the Order, as our primary source of funds, and the Bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, restrictions on the rates that the Bank may pay because it is not well-capitalized, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Corporation may be required from time to time to rely on secondary sources of liquidity, which in some cases may be more costly, to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. The availability of these noncore funding sources are subject to broad economic conditions and, as such, the pricing on these sources may fluctuate significantly and/or be restricted at any point in time, thus impacting the Corporation's net interest income, its immediate liquidity and/or its access to additional liquidity. While the Corporation believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

Competition from financial institutions and other financial service providers may adversely affect the Corporation's profitability.

The banking business is highly competitive, and the Corporation experiences competition in each of its markets from many other financial institutions. The Corporation competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in the Corporations' primary market areas and elsewhere. Some of the Corporation's competitors are well-established, larger financial institutions that have greater resources and lending limits and a lower cost of funds than the Corporation has.

Additionally, the Corporation faces competition from de novo community banks, including those with senior management who were previously affiliated with other local or regional banks or those controlled by investor groups with strong local business and community ties. These de novo community banks may offer higher deposit rates or lower cost loans in an effort to attract the Corporation's customers and may attempt to hire the Corporation's management and employees.

The Corporation competes with these other financial institutions both in attracting deposits and in making loans. In addition, the Corporation has to attract its customer base from other existing financial institutions and from new residents. This competition has made it more difficult for the Corporation to make new loans and at times has forced the Corporation to offer higher deposit rates. Price competition for loans and deposits might result in the Corporation earning less interest on its loans and paying more interest on its deposits, which reduces the Corporation's net interest income. The Corporation's profitability depends upon its continued ability to successfully compete with an array of financial institutions in its market areas.

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

We are subject to various statutes and regulations that may limit our ability to take certain actions.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, including those set out in the Order, which require us and the Bank to maintain specified levels of capital. As economic conditions deteriorate, our regulators may review our operations with more scrutiny and we may be subject to increased regulatory oversight which could adversely affect our operations.

Significant changes in laws and regulations applicable to the banking industry have been recently adopted and others are being considered in Congress. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

National or state legislation or regulation may increase our expenses and reduce earnings.

Federal bank regulators are increasing regulatory scrutiny, and additional restrictions on financial institutions have been proposed by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Many state and municipal governments, including the State of Tennessee, are under financial stress due to the economy. As a result, these governments could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in a bank agreeing to limitations or to take actions that limit its operational flexibility, restrict its growth or increase its capital or liquidity levels all of which the Bank has agreed to in the Order. Failure to comply with any formal or informal regulatory restrictions, including the Order, could lead to further regulatory enforcement actions against us or the Bank. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

Legislative and regulatory initiatives that were enacted in response to the financial crisis are beginning to wind down.

The U.S. federal, state and foreign governments have taken various actions in an attempt to deal with the worldwide financial crisis that began in the second half of 2008 and the severe decline in the global economy. Some of these programs are beginning to expire and the impact of the wind down on the financial sector and on the economic recovery is unknown. In the United States, EESA was enacted on October 3, 2008 and the American Recovery and Reinvestment Act of 2009 was enacted on February 17, 2009. The Transaction Account Guarantee portion of the FDIC's Temporary Liquidity Guarantee Program, which guarantees noninterest bearing transaction accounts on an unlimited basis is scheduled to continue until December 31, 2010.

Holders of the Corporation’s outstanding preferred stock have rights that are senior to those of our common shareholders.

The shares of our preferred stock that we have issued are senior to our shares of common stock and holders of the outstanding shares of preferred stock have certain rights and preferences that are senior to holders of our common stock. The outstanding shares of our preferred stock rank senior to our common stock and all other equity securities of ours designated as ranking junior to the preferred stock. So long as any shares of the preferred stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full, no dividend whatsoever shall be paid or declared on our common stock or other junior stock, other than a dividend payable solely in common stock. We and the Bank also may not purchase, redeem or otherwise acquire for consideration any shares of our common stock or other junior stock unless we have paid in full all accrued dividends on the outstanding shares of our preferred stock for all prior dividend periods, other than in certain circumstances described more fully below. Furthermore, the outstanding shares of our preferred stock are entitled to a liquidation preference over shares of our common stock in the event of our liquidation, dissolution or winding up.

The Corporation's common stock is thinly traded, and recent prices may not reflect the prices at which the stock would trade in an active trading market.

The Corporation's common stock is not traded through an organized exchange, but rather is traded in individually-arranged transactions between buyers and sellers. Therefore, recent prices may not necessarily reflect the actual value of the Corporation's common stock. A shareholder's ability to sell the shares of Corporation common stock in a timely manner may be substantially limited by the lack of a trading market for the common stock.

An investment in the Corporation's common stock is not an insured deposit.

The Corporation's common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Corporation's common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Corporation's stock, you could lose some or all of your investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a smaller reporting company, the Corporation is not required to include this information in this Report.

ITEM 2.	PROPERTIES

The main office of the Corporation is located at 3095 East Andrew Johnson Highway, Greeneville, Greene County, Tennessee, which is also the main office of the Bank.  This location is a 2.66 acre lot, on which there is a fully operational modular bank unit.  A full service branch banking office of the Bank is located at 506 Asheville Highway, Greeneville, Greene County, Tennessee.  The Bank also operates a full service branch banking office in Maryville, Blount County, Tennessee at 710 South Foothills Plaza Drive.  This location is a 1.17 acre lot, on which there is a 3,272 square foot fully operational brick bank building with drive through facilities. The Bank also leases property for its branch office located at 210 West Summer Street, Greeneville, Greene County, Tennessee.  These locations are centrally located and in high traffic/exposure areas.  Automatic teller machines and overnight “deposit drops” are positioned to serve the Bank's clients.  Additional branches may be established as market opportunities surface.

ITEM 3.	LEGAL PROCEEDINGS

To the best of the Corporation's knowledge, there are no pending legal proceedings, other than routine litigation incidental to the business, to which the Corporation or the Bank is a party or of which any of the Corporation's or the Bank's property is the subject.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Corporation is not traded through an organized exchange nor is there a known active trading market. The number of shareholders of record at December 31, 2009 was 1,829.  The following table shows the quarterly range of high and low sale prices for the Corporation's stock during the fiscal years 2009 and 2008.  These sale prices represent known transactions and do not necessarily represent all trading transactions for the periods.

Year		High	Low

2008:	First Quarter	$7.00	$6.00
	Second Quarter	$6.25	$4.00
	Third Quarter	$6.25	$4.00
	Fourth Quarter	$6.00	$4.90

2009:	First Quarter	$5.00	$3.89
	Second Quarter	$3.50	$3.50
	Third Quarter	$2.75	$2.75
	Fourth Quarter	$2.75	$2.75

Dividends

The payment of cash dividends is subject to the discretion of the Corporation's Board of Directors and the Bank's ability to pay dividends.  The Bank's ability to pay dividends is restricted by applicable regulatory requirements.  The Corporation cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future, the Corporation has never paid dividends in the past and the Corporation does not foresee paying dividends in the future. Tennessee law provides that without the approval of the Commissioner of the TDFI dividends may be paid by the Bank in an amount equal to net income in the calendar year the dividend is declared plus retained earnings for the prior two years. This means that because of the losses the Bank incurred in 2009 and 2008, the Bank cannot pay to the Corporation dividends in 2010 without the prior approval of the Commissioner of the TDFI.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The Corporation made no repurchases of its equity securities, and no Affiliated Purchasers (as defined in Rule 10b - 18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of the Corporation's equity securities during the fourth quarter of the fiscal year ended December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, the Corporation is not required to include this information in this Report.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2009 and 2008.  The discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in order to obtain a better understanding of the information contained in the financial statements.  The discussions contained herein are for the consolidated entity American Patriot Financial Group, Inc. (the “Corporation”) and its wholly-owned subsidiary American Patriot Bank (the “Bank”) collectively referred to herein as the “Company”.

Overview

During 2009 and 2008, the entire financial industry experienced significant instability and anxiety as economic conditions deteriorated.  Dramatic declines in the housing market during the past two years as well as increasing foreclosures and unemployment have been widespread.  The Company did not participate in the subprime residential mortgage loans to retail customers, and did not invest in mortgaged backed securities or the preferred stock of Freddie Mac and Fannie Mae.  Nonetheless, the effects of a slowing economy, steep declines in housing starts and real estate development and related sale activities adversely affected the Company’s portfolio of loans to builders and developers of residential real estate. The Company’s loans to commercial customers in the related building trades and allied industries have also been adversely impacted.  As a result, the Company’s net loss has increased in 2009 when compared to 2008, primarily due to the increased provisions for loan losses.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that Are Not Orderly (“FSP 157-4”) (ASC Topic 820, Fair Value Measurements and Disclosures).  FSP 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. FSP 157-4 must be applied prospectively. The provisions of FSP 157-4 became effective for the Company's interim period ending on June 30, 2009, and its adoption did not have a significant impact on the consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”) (ASC Topic 825, Financial Instruments, and ASC Topic 270, Interim Reporting).  FSP 107-1 and APB 28-1 amends ASC Topic 825 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends ASC Topic 270, Interim Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The provisions of FSP 107-1 and APB 28-1 became effective for the Company's interim period ending on June 30, 2009 and resulted in the applicable fair value disclosures being included in the June 30, 2009 and September 30, 2009 periods.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”) (ASC Topic 320, Investments - Debt and Equity Securities).  FSP 115-2 and 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  These steps are done before assessing whether the entity will recover the cost basis of the investment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP 115-2 and 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  FSP 115-2 and 124-2 also requires substantial additional disclosures.  The provisions of FSP 115-2 and 124-2 became effective for the Company's interim period ending on June 30, 2009, and there was no impact from the adoption on the Company's financial position, results of operations or cash flows.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), Fair Value Measurements and Disclosures (ASC Topic 820, Measuring Liabilities at Fair Value).  ASU 2009-05 amends subtopic 820-10, Fair Value Measurements and Disclosures – Overall, and provides clarification for the fair value measurement of liabilities.  ASU 2009-05 was effective October 1, 2009 and did not have a material impact on the Company’s consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Results of Operations

The Company had a net loss of $4,022,669 for the year ended December 31, 2009 (or a negative $1.68 per share loss) compared to a net loss of $558,728 (or a negative $.24 per share loss) for the year ended December 31, 2008.

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings.  Interest income for 2009 was $6,228,366 compared to $7,324,977 in 2008.  Total interest expense was $2,972,650 in 2009 compared to $3,434,935 in 2008.  Average earning assets increased approximately $8 million (7.90%) to approximately $112 million for the year 2009 as compared to $104 million for the year 2008.  Average interest-bearing liabilities increased approximately $14 million (14.08%) in 2009 to $110 million as compared to $96 million in 2008.  Net interest margin was 2.89% in 2009 compared to 3.72% in 2008, or an 83 basis point decrease.  The net change in the net interest margin was significant because the net decrease in the yield on interest-earning assets was approximately 148 basis points compared to the decrease in the rate paid on interest-bearing liabilities of only 86 basis points, which is attributable to the Bank being asset sensitive with assets repricing faster than liabilities. The compression in net interest margin for 2009 when compared to 2008 was also caused by the increased provision expense and higher balance of nonaccrual loans experienced in 2009 when compared to 2008, resulting from the downturn in the economy. Competitive pricing pressures in the Company’s markets have also limited the Company’s ability to reduce rates paid on deposits as quickly and significantly as yields earned on the Company’s loan portfolio. Net interest margin in 2009 was also negatively impacted by the Company’s decision to invest excess liquidity in lower-earning securities than in loans.

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

The year 2009 represents the Bank’s eighth full year of operations.  During 2009, the Bank recognized a provision for loan losses of $3,146,855 as compared to $1,297,538 for 2008. Increases in nonperforming loans and net-charge offs and an overall increase in the Company’s allowance for loan losses in relation to loan balances during 2009 were the primary reasons for the increase in the provision expense in 2009 when compared to 2008. These increases were caused primarily by continued deterioration in the Company’s construction and development loan portfolio, particularly loans to residential builders and developers for projects in the Company’s Blount County market as well as increased unemployment in the Bank’s primary market areas of Greene and Blount Counties, Tennessee.  The Company’s construction and development loan portfolio has experienced weakness due to continued decreased real estate sales in the Company’s markets, particularly the Blount County market, which has led to falling appraisal values of the collateral which secures the Company’s construction and development loan portfolio.  The Company’s collateral, for substantially all construction and development loans, is its primary source of repayment and as the value of the collateral deteriorates, ultimate repayment by the borrower becomes increasingly unlikely.  As a result, the Company has increased its allowance for loan losses which has led to increased provision expense in 2009 compared to 2008.  Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss, which management believes is representative of probable loan losses.  Other factors considered by management include the composition of the loan portfolio, economic conditions, results of regulatory examinations, and the creditworthiness of the Bank’s borrowers and other qualitative factors.

The Bank incurred an increase in net charge-offs during 2009 as compared with 2008. Net charge-offs were $2,437,844 and $17,973 for 2009 and 2008, respectively.  This impacted the Bank’s historical loss ratio and consequently the allowance for loan losses calculation.  Gross loans decreased from $105,701,210 at December 31, 2008 to $95,644,997 or 9.5% at December 31, 2009. Loans classified as impaired increased substantially during 2009. Impaired loans at December 31, 2009 were $14,918,968 as compared to $7,154,200 at December 31, 2008.  Management has evaluated its impaired loans and provided valuation allowances as considered necessary which further contributed to the 2009 provision for loan losses.

Management believes that the allowance for loan losses is adequate at December 31, 2009. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, or changes in the circumstances of particular borrowers.  In 2010, management intends to pursue more aggressive strategies for problem loan resolution, and is committed to bolster loan loss reserves to levels sufficient to absorb losses recognized in the pursuit of this strategy.

Provisions for Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the estimated allowance for loan losses and accumulated depreciation.  Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  For further information regarding the provisions for income taxes see Note 9 to the Consolidated Financial Statements.

Noninterest Income

The Company's noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for 2009 was $590,494 compared to $673,938 in 2008.  Service charge income decreased during 2009 by $93,614 or 18.2% when compared to 2008.  The primary cause of the decline in service charges between 2008 and 2009 was related to declines in NSF and overdraft fees. These fees are primarily activity driven and relate to transaction based checking accounts.  The Bank noted a significant decline in checking account balances when comparing 2009 to 2008, and a corresponding decrease in NSF and overdraft transactions during 2009, as compared to 2008. Most of the other noninterest income decrease is due to a decrease in investment sale commissions of $9,734 during 2008 to $0 in 2009, as the bank discontinued this department during 2008.  An increase of $9,557 or 57.4% in fees from origination of mortgage loans sold from $16,657 in 2008 to $26,214 in 2009 helped offset some of the overall decrease in 2009. This increase was due to the extremely favorable interest rate environment in 2009 which encouraged originations of mortgage loans which were subsequently sold in the secondary market. Although fees from the origination of mortgage loans increased year over year, these fees declined in the second half of 2009 as compared to the first six months of 2009, reflecting a decline in mortgage refinancing activity in the second half of 2009 and the lower level of home sales in the second half of 2009.  Management projects that other fees and service charges will increase in 2010 due to a more aggressive collection policy for other fees and service charges.  Noninterest income for 2009 was positively impacted when compared to 2008 by increased earnings on the cash surrender value of bank owned life insurance (BOLI) purchased in 2007.  The cash surrender value increase for 2009 was $111,273, an increase of $3,921 over the earnings in 2008 of $107,352.

Noninterest Expense

Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses.  The following shows the comparison of our noninterest expense for the years ended December 31, 2009 and 2008:

	Years ended		2009-2008
	December 31,		Percent
			Increase
	2009	2008	(Decrease)

Noninterest expense:
Salaries and employee benefits	$1,753,469	$2,038,169	(13.97)%
Occupancy	587,800	609,948	(3.63)%
Advertising	43,447	130,532	(66.72)%
Data processing	322,787	329,062	(1.91)%
Legal and professional	593,679	373,261	59.05%
Other operating	1,216,518	718,929	69.21%
Total noninterest expense	$4,517,700	$4,199,901	7.57%

Salaries and benefits decreased $284,700 in 2009, when compared to 2008.  The decrease in salaries and benefits is due to reductions in senior level management positions prior to the Company’s hiring of a new chief executive officer of the Bank on August 26, 2009. Legal and professional fees increased $220,418 in 2009, as compared to 2008.  Management continues to incur additional expenses to meet the demands of regulatory requirements, especially relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the requirements of the Order, in addition to strategic plan development. The Company has also incurred significant noninterest expense increases in other operating expenses primarily as a result of increased collection and workout expenses, ATM expenses, and FDIC insurance and state banking assessments.  As a result of the requirement to increase the FDIC’s DIF to statutory levels over a prescribed period of time and increased pressure on the fund’s reserves due to the increasing number of bank failures, FDIC insurance costs for 2009 were $370,434 higher than in 2008. The Company expects that its 2010 assessments will be higher than 2009 amounts. The 2009 costs included a special assessment from the FDIC of approximately $62,037 that was accrued by the Bank in the second quarter of 2009 to provide additional reserves for the FDIC’s DIF.  On November 12, 2009, the FDIC adopted a final rule that, in lieu of a further special assessment in 2009, will require all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also proposed to adopt a uniform three basis point increase in assessment rates effective on January 1, 2011. The Bank was excepted from the prepayment requirement but will be impacted by the uniform increase in assessment rates.

Also negatively impacting noninterest expenses in 2009 were increased foreclosed real estate expenses.  Foreclosed real estate expense was $142,869 for 2009 compared to $12,799 for 2008. The increase in foreclosed real estate expense is related to the continued deterioration of local real estate values in the Company’s market, particularly with respect to foreclosed properties acquired from builders and residential land developers. Foreclosed real estate expense is composed of three types of charges: maintenance costs, valuation adjustments based on new appraisal values and gains or losses on disposition. At December 31, 2009, the Company had $3.4 million in foreclosed assets compared to $394,579 at December 31, 2008. The Company anticipates increased foreclosed real estate charges as it anticipates increased balances of foreclosed assets for 2010.

Financial Condition

Total assets at December 31, 2009, were $118,214,238, a decrease of $1,378,588 or 1.2% from 2008 year end assets of $119,592,826.  Deposits increased to $106,509,580 at December 31, 2009, an increase of $2,770,403 or 2.7% from $103,739,177 at December 31, 2008.  Gross loans decreased by $10,056,213, or 9.5%, to $95,644,997 at year end 2009, from $105,701,210 at year-end 2008.  Federal Home Loan Bank (“FHLB”) Stock increased $5,300 or 1.8% to $296,500 at December 31, 2009 as compared to $291,200 at year-end 2008.  We also added a securities portfolio totaling $2,984,945 at December 31, 2009, carried at fair value.  Most of the decrease in total assets from 2008 to 2009 is accounted for by the decrease in the loan portfolio.

The Company places an emphasis on an integrated approach to its balance sheet management.  Significant balance sheet components of loans, sources of funds, and restricted equity investments are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below.

Loans

Gross loans outstanding totaled $95,644,997 at December 31, 2009 compared to $105,701,210 at December 31, 2008. The decrease experienced in 2009 was primarily in the commercial real estate and commercial segments of the portfolio which now encompass approximately 74% of the entire portfolio.  Consumer and owner occupied residential loans decreased approximately 1.5% as a percentage of the entire portfolio. Aggregate commercial (non-real estate) loans declined approximately 25.7% as a percentage of the entire portfolio, with commercial real estate also decreasing by 6.6%.  These decreases are reflective of the current economic market in our primary lending areas.  Further, as our capital declined during 2009, so did our legal lending limits.  As commercial and commercial real estate tend to be larger loans, our ability to make and hold these types of loans decreased in 2009, which contributed to the decline seen.

In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection.  At December 31, 2009, loans 90 days or more past due and still accruing interest were $3,707,470. Total loans 90 days or more past due and in non-accrual status equaled $7,790,863.  The increase in nonaccrual loans and non-performing asset balances that the Company experienced in 2009 is primarily related to a weakened real estate market in the Company’s market areas, particularly its Blount County market.  Within this segment of the loan portfolio, the Company makes loans to home builders and developers and sub-dividers of land.  These borrowers have experienced stress due to a combination of declining residential real estate demand and resulting price and collateral value declines.  Further, housing starts in the Company’s market areas continue to slow.

The following is a summary of information pertaining to impaired loans:

	December 31, 2009	December 31, 2008

Impaired loans with a specific valuation allowance	$6,622,969	$6,414,683
Total specifically evaluated impaired loans	$11,947,868	$6,414,683

Specific valuation allowance related to impaired loans	$2,049,912	$1,512,511

In addition to the specifically evaluated impaired loans above, the Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment.  Loans collectively evaluated for impairment, with a classification of special mention, substandard and doubtful, as of December 31, 2009 and December 31, 2008 were $2,971,100 and $739,517, respectively.  The Bank has reserved $101,994 and $29,150 related to these loans as of December 31, 2009 and December 31, 2008, respectively.

The increase in impaired loans in 2009 was primarily related to the weakened residential and commercial real estate market in the Company’s market areas as well as the impact of rising unemployment levels in those areas.  Within the residential and commercial real estate segment of the portfolio, the Company makes loans to, among other borrowers, home builders and developers of land.  These borrowers have experienced stress during the current economic climate due to a combination of declining demand for residential real estate and the resulting price and collateral value declines.  In addition, housing starts in the Company’s market areas continue to slow.  An extended recessionary period will likely cause the Company’s real estate construction and land development loans to continue to underperform and such underperformance, along with increased stress on individual borrowers, particularly those impacted by the rising unemployment rates in the Greene and Blount County markets, may result in increased levels of impaired loans which may negatively impact the Company’s results of operations.

As of December 31, 2009, the Company has identified loans aggregating $14.9 million as being impaired, of which $7.8 million are non-performing as it relates to the payment of interest.  The aforementioned total is approximately $7.2 million more than reported at December 31, 2008.  The increase is primarily related to identified problem assets centered in the Blount County Market.

Nonperforming Assets

At December 31, 2009 the Company had $11.2 million in nonperforming assets compared to $1.0 million at December 31, 2008. Included in nonperforming assets were $7.8 million in nonperforming loans and $3.4 million in other real estate owned at December 31, 2009 and $0.6 million and $0.4 million, respectively at December 31, 2008. The increase in non-performing asset balances that the Company experienced in 2009 is primarily related to a weakened residential real estate market in its primary markets. Home builders and developers and sub-dividers of land have continued to experience stress due to a combination of declining residential demand for new housing and resulting price and collateral value declines in the Company’s market areas. The Company believes that its nonperforming asset levels will remain elevated in 2010 as it works diligently to remediate these assets.

Restricted Equity Investments

FHLB stock at December 31, 2009 was carried at cost of $296,500.  This represents an increase of $5,300 or 1.8% from 2008.  As a member of the FHLB, the Company is required to maintain stock in an amount equal to 0.15% of total assets and 4% of outstanding FHLB advances.  FHLB stock is maintained by the Company at par value of $100 per share.

Securities Available for Sale

Securities have been classified in the balance sheet according to management’s intent as securities available for sale.  The amortized cost and approximate fair value of securities at December 31, 2009 are as follows:

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale:
U.S. Government-sponsored Enterprises (GSEs)	$3,000,000	$2,490	$(17,545)	$2,984,945

There was no security portfolio at December 31, 2008.  We added a security portfolio during 2009 to help improve our net interest income as rates earned on federal funds sold and other interest bearing deposits was extremely low in the current interest rate environment. We also utilized our investment portfolio to secure federal funds lines of credit as part of our liquidity plan.

At December 31, 2009, securities with a carrying value of approximately $2,985,000 were pledged to secure a federal funds line of credit with Compass Bank.

Deposits and Other Funding

Total deposits, which are the principal source of funds for the Company, were $106,509,580 at December 31, 2009 compared to $103,739,177 at December 31, 2008.  The increase of $2,770,403 from year end 2008 to year end 2009 represents an increase of 2.7%.  The Company has targeted local consumers, professional and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.   The Company has established a line of credit with the FHLB secured by 1-4 family residential mortgage loans.  At December 31, 2009 and 2008 the Company had outstanding advances of $5,310,497 and $5,506,805 at the FHLB, respectively. At December 31, 2009, the Company also had $1,000,000 in short-term borrowings from Jefferson Federal Bank and $28,000 in unsecured promissory notes with four directors which are due on demand and which borrowing is secured by 100% of the stock of the Bank. See Notes 2 and 8 of our audited consolidated financial statements for further information. The parties have agreed to a modification of the loan that extends maturity on the loan to June 29, 2010. Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits, other than public funds and brokered deposits, issued in denominations of $100,000 or less while all other funding is deemed to be non-core.  Because the Bank is “undercapitalized” under the prompt corrective action provisions of the FDICIA and subject to minimum capital requirements in the Order, it may not accept, renew or rollover brokered deposits.  It is also prohibited from paying interest on deposits at rates higher than certain nationally prescribed rates.  These limitations could place pressure on the Bank’s liquidity as it may be unable to retain deposits as they mature.

The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at December 31, 2009 and December 31, 2008:

	December 31,		December 31,
	2009	Percent	2008	Percent
Core funding:
Noninterest-bearing deposit accounts	$6,669,598	5.91%	$7,937,765	7.2%
Interest-bearing demand accounts	3,957,880	3.51%	3,478,214	3.2%
Savings and money market accounts	21,355,440	18.92%	21,767,615	19.7%
Time deposits accounts less than $100,000	56,993,820	50.51%	54,704,395	49.6%
Total core funding	$88,976,738	78.85%	$87,887,989	79.7%

Non-core funding:
Time deposit accounts greater than $100,000	$17,333,950	15.36%	$15,556,207	14.1%
Public funds	198,892	0.17%	294,981	0.3%
Federal Home Loan Bank advances and short-term borrowings	6,338,497	5.62%	6,506,805	5.9%
Total non-core funding	23,871,339	21.15%	22,357,993	20.3%
Totals	$112,848,077	100.00%	$110,245,982	100.0%

Liquidity

At December 31, 2009, the Company had liquid assets of approximately $13.5 million in the form of cash, federal funds sold, securities available for sale, and FHLB Stock available for sale compared to approximately $6.7 million on December 31, 2008. Additional liquidity should be provided by anticipated growth in deposit accounts and loan repayments, however, the restrictions on the Bank’s ability to accept, rollover or renew brokered deposits and on the rates that the Bank may pay on other deposits may negatively impact the Bank’s ability to grow or retain its deposits.  The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide an additional credit line if necessary. The Company has been approved to borrow funds at the Federal Discount Window.

Capital

Stockholders' equity at December 31, 2009 was $4,316,290, a decrease of $4,031,959 from $8,348,249 at December 31, 2008.  This decrease was due to a net loss of $4,022,669 for 2009 and the unrealized holding loss for securities available for sale of $9,290 maintained in accumulated other comprehensive income.  The FDIC advised the Bank during the 2009 third quarter, that it believed that the Bank should restate its June 30, 2009 Consolidated Report of Condition and Income (the “Call Report”) to reduce the Bank’s regulatory capital by $1,566,001 to comply with regulatory required limits on deferred tax assets in computing of the Bank’s regulatory capital requirements at June 30, 2009.  On October 13, 2009, the Bank submitted a revised Call Report to the FDIC reflecting a reduction in the Bank’s capital levels at June 30, 2009 as a result of the FDIC’s request.  This restatement had a significant negative effect on the Bank’s capital at December 31, 2009.

On June 3, 2009, the Bank consented to the issuance of the Order. The more significant terms of the Order are discussed in Note 2 to the consolidated audited financial statements.

Pursuant to the terms of the Order, as more fully described below, the Bank is required to develop and implement a capital plan that increases the Bank’s Tier 1 capital ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio to 8%, 10% and 11%, respectively.  The capital plan has been submitted to the FDIC and the TDFI for approval, and following receipt of any comments to the plan from the FDIC or the TDFI, the Company must immediately initiate measures to effect compliance with the capital plan within 30 days after the FDIC and the TDFI respond to the capital plan.  The Bank and the Company are currently evaluating their respective capital options and the Company believes that it will need to issue additional shares of common or preferred stock to achieve compliance with the minimum capital ratios set forth in the Order.

As a result of the Bank’s total risk-based capital ratio falling below 8%, the Bank is considered “undercapitalized” and it is subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which among other things: (i) restricts payment of capital distributions and management fees; (ii) requires that the FDIC monitor the condition of the Bank; (iii) requires submission of a capital restoration plan within 45 days; (iv) restricts the growth of the Bank’s assets; and (v) requires prior approval of certain expansion proposals, many of which restrictions or obligations, including the requirement to submit a capital restoration plan, the Bank was already subject to as a result of the Order. The Bank has submitted its capital restoration plan to the FDIC for approval, but the plan has not yet been approved by the FDIC.

In order to secure the approval of the FDIC of the Bank’s capital plan, the Company executed on March 5, 2010, a Capital Maintenance Commitment and Guaranty (the “Commitment”) with the FDIC, which remains subject to the FDIC’s approval and execution.  Pursuant to the Commitment, the Company will be required to provide the FDIC assurance in the form of a financial commitment and guaranty that the Bank will comply with the Bank’s capital restoration plan until the Bank has been adequately capitalized on average during each of four consecutive quarters and, in the event the Bank fails to so comply, to pay to the Bank the lesser of five percent of the Bank's total assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all capital standards applicable to the Bank at the time it failed to comply.

The Bank’s actual capital amounts and required ratios under the Order are as follows:

	Actual			Minimum Amount Necessary For Capital Adequacy Purposes			Minimum Amount Necessary To Be Well Capitalized Under Prompt Corrective Action Provisions			To Comply With Minimum Capital Requirements Per Order
	Amount	Ratio		Amount	Ratio		Amount	Ratio		Amount	Ratio

As of December 31, 2009 (in Thousands)
Tier 1 Capital (To Average Assets)	$5,167	4.29%	>	$4,817	4%	>	$6,021	5%	>	$9,634	8%

Tier 1 Capital (To Risk Weighted Assets)	$5,167	5.94%	>	$3,480	4%	>	$5,220	6%	>	$8,701	10%

Total Capital (To Risk Weighted Assets)	$6,279	7.22%	>	$6,961	8%	>	$8,701	10%	>	$9,571	11%

As of December 31, 2008 (in Thousands)
Tier 1 Capital (To Average Assets)	$9,305	7.85%	>	$4,743	4%	>	$5,928	5%		N/A	N/A

Tier 1 Capital (To Risk Weighted Assets)	$9,305	9.15%	>	$4,069	4%	>	$6,119	6%		N/A	N/A

Total Capital (To Risk Weighted Assets)	$10,396	10.22%	>	$8,138	8%	>	$10,198	10%		N/A	N/A

The Bank is considered undercapitalized at December 31, 2009.  See Notes 2 and 12 of the consolidated financial statements for additional information.

Subsequent to December 31, 2009, the Company has sold 105 shares of preferred stock to certain investors, including members of the Company's board of directors, for total consideration of $105,000.  The net proceeds from these sales will be used by the Company to pay operating expenses of the Company and to reduce the Company's borrowings under its line of credit with Jefferson Federal.

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

At December 31, 2009, approximately 68% of the Company’s gross loans had adjustable rates.  Based on the asset/liability modeling management believes that these loans reprice at a faster pace than liabilities held at the Company.  Because the majority of the institution’s liabilities are 12 months and under and the gap in repricing is asset sensitive, with loans repricing daily, management believes that a rising rate environment should have a positive impact on the Company’s net interest margin.  Floors in the majority of the Company’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at December 31, 2009, had outstanding unused lines of credit and standby letters of credit that totaled $7,979,336.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate federal funds sold or, on a short-term basis, to purchase federal funds from other banks and to borrow from the Federal Home Loan Bank.  At December 31, 2009, the Company had established with correspondent banks the ability to purchase federal funds if needed.

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

The following table shows the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for each of the years in the two-year period ended December 31, 2009.  The table is presented on taxable equivalent basis, if applicable.

		2009			2008
		Interest	Average		Interest	Average
	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest-earning assets:

Loans (including fees)	$103,129,495	$6,178,856	5.99%	$100,452,306	$7,227,220	7.19%
Securities - AFS	819,210	13,581	1.66%	-	-	-
FHLB stock	295,208	13,587	4.60%	271,069	14,012	5.17%
Interest-bearing deposits in banks	264,490	1,105	.42%	294,865	5,119	1.74%
Federal funds sold	8,182,018	21,237	.26%	3,418,578	78,626	2.30%

Total interest-earning assets/interest-income	112,690,421	6,228,366	5.53%	104,436,818	7,324,977	7.01%

Cash and due from banks	3,675,544			2,819,713
Other assets	11,786,212			9,176,930
Allowance for loan losses	(2,959,593)			(1,042,766)

Total Assets	$125,192,584			$115,390,695

Liabilities and Stockholder's Equity:

Interest-bearing liabilities:

Demand deposits	$25,961,848	$458,345	1.77%	$24,605,359	$593,714	2.41%
Savings deposits	2,578,882	6,604	0.26%	3,417,911	25,755	0.75%
Other time deposits	74,766,612	2,246,988	3.01%	64,192,041	2,671,304	4.16%
FHLB advances and other borrowings	6,440,063	260,713	4.05%	3,987,947	144,162	3.61%

Total interest-bearing liabilities/interest-expense	109,747,405	2,972,650	2.71%	96,203,258	3,434,935	3.57%

Non-interest bearing demand deposits	7,334,975			9,234,573
Other liabilities	1,096,642			931,843
Stockholder's equity	7,013,562			9,021,021

Total liabilities and stockholder's equity	$125,192,584			$115,390,695

Net interest earnings		$3,255,716			$3,890,042

Net interest spread			2.82%			3.44%
Net interest margin			2.89%			3.72%

Note:  Average loan balances include nonaccrual loans.  Interest income collected on nonaccrual loans has been included.

The net interest margin for 2009 was 2.89% compared to a net interest margin of 3.72% for the same period in 2008, a decrease of 83 basis points.  The net change in the net interest margin was significant because the net decrease in the yield on interest-earning assets was approximately 148 basis points compared to the decrease in the rate paid on interest-bearing liabilities of 86 basis points.  Other matters related to the changes in net interest income, net yields and rate, and net interest margin are presented below:

▪
Our loan yields decreased from 2008 to 2009.  For asset/liability management purposes, we have emphasized variable rate loans since our inception such that approximately 68.0% of our loans are variable rate loans at December 31, 2009 compared to 69.0% at December 31, 2008.  Variable rate loans generally have lower yields than do fixed rate loans, but better match the cost of funds in a rising rate environment.

▪
During 2009 the average balances of noninterest bearing deposits decreased by $1,899,598 or 20.57%, while interest bearing liabilities increased by $13,544,147 or 14.08%.  Rates decreased in 2009 over 2008.  Management anticipates the funding rates to remain stable or slightly decrease on interest bearing liabilities for most of 2010.

▪	During 2009, we invested a portion of our excess liquidity in lower-earning securities rather than loans, which typically carry a higher yield.

Net interest income decreased by $634,326 between the years ended December 31, 2009 and 2008 and decreased by $254,175 from December 31, 2007 to December 31, 2008.

The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes:

	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease) due to			Increase (Decrease) due to
	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets:

Loans	$(1,240,854)	$192,490	$(1,048,364)	$(1,772,919)	$1,519,768	$(253,151)
Investment securities	13,581	-	13,581	-	-	-
FHLB stock	(1,673)	1,248	(425)	(3,840)	784	(3,056)
Interest-bearing deposits in banks	(3,485)	(529)	(4,014)	(7,699)	11,902	4,203
Federal funds sold	(166,948)	109,559	(57,389)	(92,174)	(355,066)	(447,240)

Total interest-earning assets	(1,399,379)	302,768	(1,096,611)	(1,876,632)	1,177,388	(699,244)

Interest-bearing liabilities:

	2009 Compared to 2008 Increase (Decrease) due to			2008 Compared to 2007 Increase (Decrease) due to
	Rate	Volume	Net	Rate	Volume	Net

Demand deposits	(168,060)	32,691	(135,369)	456,564	(906,160)	(449,596)
Savings deposits	(12,858)	(6,293)	(19,151)	(488,541)	422,423	(66,118)
Other time deposits	(864,218)	439,902	(424,316)	(601,070)	600,335	(735)
FHLB advances and other borrowings	28,030	88,521	116,551	5,343	66,037	71,380

Total interest- bearing liabilities	(1,017,106)	554,821	(462,285)	(627,704)	182,635	(445,069)

Net interest income	$(382,273)	$(252,053)	$(634,326)	$(1,248,928)	$994,753	$(254,175)

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

During the year ended December 31, 2009, the Company purchased $4,500,000 of U. S. government agency securities classified as available for sale of which $1,500,000 were called prior to December 31, 2009.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  At December 31, 2009, four securities with unrealized losses have depreciated 0.75% from the Company's amortized cost basis for these securities.  These securities have unrealized losses less than 12 months old. In analyzing an issuer's financial condition, management considers whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer's current financial condition.  As management has the ability to hold the securities until maturity, or for the foreseeable future if classified as available-for sale, no declines relative to the securities mentioned above are deemed to be other-than-temporary.  As of December 31, 2009, these securities have gross unrealized losses of $17,545.  No sales of securities occurred during the period ending December 31, 2009.  The total carrying value of $2,984,945 has been pledged to secure a federal funds line of credit with Compass Bank as of December 31, 2009.  These securities all have a maturity date of  1 to 3 years.  The Company had no debt securities as of December 31, 2008.

III.	LOAN PORTFOLIO

A.	Loan Types.

The following schedule details the loans of the Company at December 31, 2009 and 2008:

	December 31	December 31
	2009	2008

Consumer installment	$2,524,514	$3,165,460
Commercial	12,400,906	16,679,407
Commercial real estate	58,386,687	62,532,516
Residential mortgage	22,332,890	23,323,827
	95,644,997	105,701,210
Less:
Estimated allowance for loan losses	(3,082,659)	(2,373,648)

Loans, net	$92,562,338	$103,327,562

B.	Maturities and Sensitivities of Loans and Deposits to Changes in Interest Rates

The following schedule details maturities and sensitivities to interest rate changes for loans and deposits as of December 31, 2009:

	Within	1 to 5	Over 5
	1 year	years	years	Total

Uses of Funds:

Loans
Installment	$936,488	$1,572,159	$15,867	$2,524,514
Commercial	7,921,400	4,411,799	67,707	12,400,906
Commercial real estate	29,646,686	23,614,750	5,125,251	58,386,687
Mortgage	7,027,021	10,549,091	4,756,778	22,332,890

Total Loans	45,531,595	40,147,799	9,965,603	95,644,997

FHLB stock	296,500	-	-	296,500
Securities - AFS	-	2,984,945	-	2,984,945
Interest-bearing deposits in banks	2,470,118	-	-	2,470,118
Bank owned life insurance	-	-	2,464,771	2,464,771
Federal funds sold	3,137,654	-	-	3,137,654

Total earning assets	$51,435,867	$43,132,744	$12,430,374	$106,998,985

Source of funds:

Deposits:
Interest-bearing
Money market, interest, checking, and savings	$25,512,212	$-	$-	$25,512,212
Time deposits	63,194,840	11,132,930	-	74,327,770
Total Deposits	88,707,052	11,132,930	-	99,839,982

Borrowings	2,985,473	3,353,024	-	6,338,497

Total interest-bearing liabilities	$91,692,525	$14,485,954	$-	$106,178,479

Net repricing gap	$(40,256,658)	$28,646,790	$12,430,374	$820,506

Rate sensitivity gap:
Net repricing gap as a percentage of total earning assets	(37.62)%	26.77%	11.62%	.77%
Cumulative gap:	$(40,256,658)	$(11,609,868)	$820,506

Cumulative gap as a percentage of total earning assets	(37.62)%	(10.85)%	.77%

Rate Risk:	$8,205,595	$20,729,299	$1,738,555	$30,673,449

Loans with predetermined rates

Loans with variable/adjusted rate	37,326,000	19,418,500	8,227,048	64,971,548

	$45,531,595	$40,147,799	$9,965,603	$95,644,997

C.	Risk Elements

The following table presents information regarding nonaccrual, past due and restructuredloans at December 31, 2009 and 2008:

	2009	2008
Loans accounted for on a non-accrual basis:
Number	48	11
Amount	$7,790,863	$599,667
Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal or interest payments:
Number	11	0
Amount	$3,707,470	$-
Loans defined as “troubled debt restructurings”
Number	0	0
Amount	$-	$-

Accrual of interest is discontinued on a loan when management of the Company determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

The Bank has specifically identified and evaluated $11,947,868 and $6,414,683 in impaired loans at December 31, 2009 and 2008, respectively.  The Bank has reserved $2,049,912 and $1,512,511 related to these specifically evaluated loans as of December 31, 2009 and 2008, respectively.

The Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment.  Loans collectively evaluated for impairment, with a classification of substandard or doubtful, as of December 31, 2009 and 2008, were $2,971,100 and $739,517, respectively.  The Bank has reserved $101,994 and $29,150 related to these loans as of December 31, 2009 and 2008, respectively.

There are no other loans which are not disclosed above, but where known, information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

The following schedule details selected information related to the estimated allowance for loan loss account of the Company at December 31, 2009 and 2008:

	December 31
	2009	2008

Balance at beginning of year	$2,373,648	$1,094,083

Provision charged to expense	3,146,855	1,297,538

Charge offs:
Installment loans	(18,311)	(17,920)
Commercial	(43,016)	(35,513)
Mortgage	(396,980)	(11,075)
Credit card	-	-
Commercial real estate	(2,021,636)	(7,690)
Overdrafts	(54,367)	(57,543)

Total Loan Losses	(2,534,310)	(129,741)

Recoveries:
Installment loans	8,153	10,590
Commercial	15,175	42,984
Overdrafts	20,348	1,031
Mortgage	1,954	33,794
Agriculture	7,458	22,435
Commercial real estate	43,378	934

Total Loan Recoveries	96,466	111,768

Net Charge Offs	(2,437,844)	(17,973)

Balance at end of year	$3,082,659	$2,373,648

Ratio of net charge offs during the period to average loans outstanding during the period	2.36%	0.02%

Allowance for loan losses as a percent of year end loans	3.22%	2.25%

At December 31, 2009 and 2008, the allowance for loan losses was allocated as follows:

	December 31, 2009		December 31, 2008
		Percentage of loan		Percentage of loan
		in each category		in each category
	Amount	to total loans	Amount	to total loans

Installment	$56,352	2.62%	$36,088	2.95%
Commercial	626,589	12.97%	487,827	15.78%
Commercial real estate	1,226,116	61.05%	1,596,195	59.16%
Mortgage	1,167,672	23.35%	232,603	22.07%
Overdrafts	5,930	0.01%	20,935	0.04%

	$3,082,659	100.00%	$2,373,648	100.00%

Nonaccrual and Past Due Loans:
			2009	2008
Principal:
Nonaccruing loans			$7,790,863	$599,667
Loans past due 90 days or more and still accruing			3,707,470	-
			$11,498,333	$599,667

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

V.	DEPOSITS

The average amounts and average interest rates for deposits for 2009 and 2008 are detailed in the following schedule:

	Years Ended December 31,
	2009		2008
Deposit Category	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid

Noninterest-bearing demand	$7,334,975	N/A	$9,234,573	N/A
Interest-bearing demand	25,961,848	1.77%	24,605,359	2.41%
Savings deposits	2,578,882	0.26%	3,417,911	0.75%
Time deposits	74,766,612	3.01%	64,192,041	4.16%

The following schedule details the amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2009:

Certificates of Deposit

3 months or less	$505,255
3-6 months	913,846
6-12 months	4,399,316
Over 12 months	11,515,533

Total	$17,333,950

VI.	RETURN ON EQUITY AND ASSETS

Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

	Year Ended December 31,
	2009	2008

Return on average assets	-3.21%	-0.48%
Return on average equity	-57.36%	-6.19%
Average equity to average assets ratio	5.60%	7.82%
Dividend payout ratio	N/A	N/A

VII.	SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances:

Pursuant to collateral agreements with the FHLB, the advances are collateralized by specific first mortgage loans. The FHLB’s required unpaid principal balance of eligible mortgages was $6,950,621 and $8,807,912 at December 31, 2009 and 2008, respectively.  The advances at December 31, 2009 and 2008, have the maturity dates as follows:

Maturity Date	Interest Rate	December 31, 2009

04/01/10	3.56%	$457,473
08/04/10	3.63	1,500,000
01/01/11	4.37	353,024
06/03/11	3.69	3,000,000
		$5,310,497

Maturity Date	Interest Rate	December 31, 2008

04/01/10	3.56%	$543,139
03/20/09	5.18	75,000
01/01/11	4.37	388,666
06/03/11	3.69	3,000,000
08/04/10	3.63	1,500,000
		$5,506,805

Other Borrowings:

On December 30, 2008, the Company entered into a promissory note and Commercial Loan Agreement with Jefferson Federal Bank whereby the Company borrowed $1,000,000 from the lender secured by all of the outstanding shares of common stock of the Bank, pursuant to a Commercial Security Agreement entered into by the parties concurrently with the loan.

The loan contemplates a multiple advance draw loan, with the principal balance not to exceed $1,000,000.  Interest will accrue on the loan at the rate of 6.00% per year, with payment required upon demand, but if no demand is made, then payment must be made in quarterly payments of accrued interest calculated on the amount outstanding beginning on March 30, 2009, and principal due on March 31, 2010.  The parties have agreed to a modification of the loan agreement that extends maturity of the loan to June 29, 2010. The Company may prepay the loan at any time by paying all principal, interest, escrow, late fees, and all other amounts due in full.

On September 29, 2009, the Company entered into four unsecured promissory notes with four of its directors whereby the Company borrowed $7,000 from each one of the individuals for a total of $28,000.  Interest will accrue on the loans at the rate of 6.0% per year with payment of any unpaid balance and accrued interest due at any time upon demand.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to include this information in this Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary data required by Item 8 are set forth on pages F-1 through F-30 of this Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer. The Corporation carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective.

Changes in Internal Controls and Procedures. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2009, the Corporation's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Corporation's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that  permit  the Corporation to  provide only management's report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors and executive officers will be contained in the Corporation’s Proxy Statement for its 2010 Annual Meeting of shareholders to be held June 29, 2010, and such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation will be contained in the Corporation’s Proxy Statement for its 2010 Annual Meeting of shareholders to be held June 29, 2010, and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management will be contained in the Corporation’s Proxy Statement for its 2010 Annual Meeting of shareholders to be held June 29, 2010, and such information is incorporated herein by reference.

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

The following table reflects the number of shares to be issued upon the exercise of options granted under the Option agreements, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for issuance upon the exercise of authorized, not-yet-granted options as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders	71,150	$6.92	166,859
Total	71,150	$6.92	166,859

The maximum number of shares of the Corporation’s common stock available for issuance pursuant to stock options is 375,000 shares.  As of December 31, 2009 the maximum number of shares available for future stock option grants is 166,859 shares.  The option exercise price is equal to the fair market value of the Corporation’s common stock at the date of the grant.  The options expire on the tenth anniversary of the date of the option.  Prior to adopting FASB ASC Topic 718, the Corporation elected to vest immediately all remaining stock options as of May 17, 2005.  Proceeds received by the Corporation from exercises of the stock options are credited to common stock and additional paid-in capital.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions will be contained in the Corporation’s Proxy Statement for its 2010 Annual Meeting of shareholders to be held June 29, 2010, and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to the principal accountant fees and services will be contained in the Corporation’s Proxy Statement for its 2010 Annual Meeting of shareholders to be held June 29, 2010, and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The following Consolidated Financial Statements of American Patriot Financial Group, Inc. and the related notes are filed as part of this Report pursuant to Item 8:

(2)	Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit No.	Description

3.1	Charter of American Patriot Financial Group, Inc. (1)
3.2	Bylaws of American Patriot Financial Group, Inc. (1)
10.1	Share Exchange Agreement between American Patriot Financial Group, Inc. (F/K/A BG Financial Group, Inc.) and American Patriot Bank (F/K/A Bank of Greeneville), effective January 23, 2004. (1)
10.2	Stock Option Agreement between American Patriot Bank and J. Robert Grubbs.* (2)
10.3	Stock Option Agreement between American Patriot Bank and T. Don Waddell.*(2)
10.4	Purchase and Assumption Agreement between American Patriot Bank (F/K/A Bank of Greeneville) and First Community Bank of East Tennessee, dated July 6, 2001. (2)
10.5	Stipulation and Consent to the Issuance of an Order to Cease and Desist dated May 29, 2009. (3)
10.6	Order to Cease and Desist between American Patriot Bank and the Federal Deposit Insurance Corporation dated June 3, 2009. (3)
10.7	Employment Agreement, by and between American Patriot Bank and John Donald Belew, dated as of August 26, 2009. (4)
10.8	Amendment No. 1 to Employment Agreement, by and between American Patriot Financial Group, Inc., American Patriot Bank and John Donald Belew, dated as of January 21, 2010. (5)
21.1	Subsidiaries of American Patriot Financial Group, Inc.
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 U.S.C. Section 1350-Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 U.S.C. Section 1350-Sarbanes-Oxley Act of 2002

*         Management compensatory plan or arrangement.

(1)       Previously filed as an exhibit to a Form 8-K filed by American Patriot Financial Group, Inc. (F/K/A BG Financial Group, Inc.) with the SEC on May 21, 2004.

(2)       Previously filed as an exhibit to American Patriot Bank's (F/K/A Bank of Greeneville) Registration Statement on Form 10-SB, as filed with the Federal Deposit Insurance Corporation on April 27, 2002.

(3)       Previously filed as an exhibit to a Form 8-K filed by American Patriot Financial Group, Inc. with the SEC on June 9, 2009.

(4)       Previously filed as an exhibit to a Form 8-K filed by American Patriot Financial Group, Inc. with the SEC on August 28, 2009.

(5)       Previously filed as an exhibit to a Form 8-K filed by American Patriot Financial Group, Inc. with the SEC on January 22, 2010.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PATRIOT FINANCIAL GROUP, INC.

By:	/s/ John D. Belew
John D. Belew, Chief, Executive Officer

Date:	April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and as the dates indicated.

By:	/s/ Wendy C. Warner	By:	/s/ William J. Smead
	Wendy C. Warner, Director		William J. Smead, Director

Date:	April 15, 2010	Date:	April 15, 2010

By:	/s/ Roger A. Woolsey	By:	/s/ John D. Belew
	Roger A. Woolsey, Director		John D. Belew, Chief Executive Officer and
Director

Date:	April 15, 2010	Date:	April 15, 2010

By:	/s/ T. Don Waddell
T. Don Waddell, Chief Financial Officer

Date:      April 15, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American Patriot Financial Group, Inc.
Greeneville, Tennessee

We have audited the accompanying consolidated balance sheets of American Patriot Financial Group, Inc. and subsidiary (Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Patriot Financial Group, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses for the past three years resulting in a retained deficit of $3,638,017.  At December 31, 2009, the Company and its subsidiary were undercapitalized based on regulatory standards and has consented to an Order to Cease and Desist with its primary federal regulator that requires, among other provisions, that it achieve regulatory capital thresholds that are significantly in excess of its current actual capital levels.  The Company’s nonperforming assets have increased significantly during 2009 related primarily to deterioration in the credit quality of its loans collateralized by real estate.  The Company, at the holding company level, has a note payable that is due June 29, 2010; however, the Company does not currently have sufficient funds to pay off this note and it is uncertain whether the lender will renew the note at that time, or whether the Company can raise sufficient capital to payoff the note.  This note is securitized by 100 percent of the stock of the subsidiary.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assessment of the effectiveness of American Patriot Financial Group, Inc.’s internal control over financial reporting as of December 31, 2009, included in Management's Report on Internal Control Over Financial Reporting found in Item 9A(T) of Form 10-K for the year ended December 31, 2009, and, accordingly, we do not express an opinion thereon.

/s/ HAZLETT, LEWIS & BIETER, PLLC

Chattanooga, Tennessee
April 14, 2010

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS

Cash and due from banks	$4,606,244	$2,595,672
Federal funds sold	3,137,654	3,706,160
Interest-bearing deposits in banks	2,470,118	94,574
Cash and cash equivalents	10,214,016	6,396,406

Securities available for sale	2,984,945	-
Federal Home Loan Bank stock, at cost	296,500	291,200
Loans, net of allowance for loan losses of $3,082,659 in 2009 and $2,373,648 in 2008	92,562,338	103,327,562
Premises and equipment, net	5,047,047	5,317,685
Accrued interest receivable	390,165	505,460
Deferred tax assets, net	228,303	788,325
Foreclosed assets	3,409,635	394,579
Cash surrender value of bank owned life insurance	2,464,771	2,353,498
Other assets	616,518	218,111
Total Assets	$118,214,238	$119,592,826

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$6,669,598	$7,937,765
Interest-bearing
Money market, interest checking and savings	25,512,212	25,490,810
Time deposits	74,327,770	70,310,602
Total Deposits	106,509,580	103,739,177
Accrued interest payable	621,045	522,592
Other liabilities	428,826	476,003
Federal Home Loan Bank and other borrowings	6,338,497	6,506,805
Total Liabilities	113,897,948	111,244,577

Commitments and Contingencies (Note 11 and 17)

STOCKHOLDERS' EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,389,391 shares at December 31, 2009 and December 31, 2008	796,337	796,337

Additional paid-in capital	7,167,260	7,167,260
Retained (deficit) earnings	(3,638,017)	384,652
Accumulated other comprehensive income	(9,290)	-
Total Stockholders’ Equity	4,316,290	8,348,249
Total Liabilities and Stockholders’
Equity	$118,214,238	$119,592,826

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

Interest and dividend income:
Loans, including fees	$6,178,856	$7,227,220
Investment securities	13,581	-
Dividends on Federal Home Loan Bank stock	13,587	14,012
Federal funds sold and other	22,342	83,745
Total interest and dividend income	6,228,366	7,324,977

Interest expense:
Deposits	2,711,937	3,294,904
Borrowed funds	260,713	140,031

Total interest expense	2,972,650	3,434,935

Net interest income before provision for loan losses	3,255,716	3,890,042

Provision for loan losses	3,146,855	1,297,538
Net interest income after provision for loan losses	108,861	2,592,504

Noninterest income:
Customer service fees	421,833	515,447
Fees from origination of mortgage loans sold	26,214	16,657
Investment sales commissions	-	9,734
Other	142,447	132,100
Total noninterest income	590,494	673,938

Noninterest expenses:
Salaries and employee benefits	1,753,469	2,038,169
Occupancy	587,800	609,948
Advertising	43,447	130,532
Data processing	322,787	329,062
Legal and professional	593,679	373,261
Depository insurance	483,994	113,560
Other operating	732,524	605,369
Total noninterest expense	4,517,700	4,199,901
Net loss before income taxes	(3,818,345)	(933,459)

Income tax expense (benefit)	204,324	(374,731)

Net loss	$(4,022,669)	$(558,728)

Per share information:
Basic net loss per common share	$(1.68)	$(0.24)
Diluted net loss per common share	$(1.68)	$(0.24)
Weighted average basic shares outstanding	2,389,391	2,365,006
Weighted average diluted shares outstanding	2,389,391	2,365,006

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2009 and 2008

	Comprehensive Income (loss)	Common Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total

Balance, December 31, 2007		2,314,391	$771,362	$6,942,260	$943,380	$-	$8,657,002

Comprehensive loss:
Net loss	$(558,728)	-	-	-	(558,728)	-	(558,728)
Issuance of 75,000 shares of common stock under stock option plan		75,000	24,975	225,000	-	-	249,975

Balance, December 31, 2008		2,389,391	796,337	7,167,260	384,652	-	8,348,249

Comprehensive loss:
Net loss	$(4,022,669)	-	-	-	(4,022,669)	-	(4,022,669)
Other comprehensive income:
Unrealized holding gains (losses)on securities available for sale, net of tax effect of $5,765	(9,290)	-	-	-	-	(9,290)	(9,290)

Total comprehensive loss	$(4,031,959)

Balance, December 31, 2009		2,389,391	$796,337	$7,167,260	$(3,638,017)	$(9,290)	$4,316,290

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,022,669)	$(558,728)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	3,146,855	1,297,538
Write-down of foreclosed assets	46,800	37,975
Depreciation	298,895	317,162
Gain on sales of premises and equipment	(1,817)	(12,491)
Realized loss on sales of foreclosed assets foreclosed assets	13,518	4,598
Deferred income tax expense (benefit)	565,787	(469,028)
Federal Home Loan Bank stock dividends	-	(10,300)
Increase in cash surrender value of bank owned life insurance	(111,273)	(107,352)
Net change in:
Accrued interest receivable	115,295	42,950
Other assets	(398,407)	(21,608)
Other liabilities	(47,177)	367,116
Accrued interest payable	98,453	(290,477)
Net cash (used in) provided by operating activities	(295,740)	597,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls and maturities of securities available for sale	1,500,000	-
Purchase of securities available for sale	(4,500,000)	-
Federal Home Loan Bank stock purchases	(5,300)	(22,100)
Proceeds from sales of foreclosed assets	199,170	403,276
Loan originations and principal collections net	4,343,825	(13,141,317)
Additions to premises and equipment	(28,739)	(65,167)
Proceeds from sales of premises and equipment	2,299	14,325
Net cash provided by (used in) investing activities	1,511,255	(12,810,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits (non-time deposits)	(1,246,765)	(10,711,507)
Net change in time deposits	4,017,168	9,421,345
Federal Home Loan Bank advances	-	4,500,000
Federal Home Loan Bank repayments	(196,308)	(919,221)
Proceeds from other borrowings	28,000	1,000,000
Issuance of common stock	-	249,975
Net cash provided by financing activities	2,602,095	3,540,592

Net change in cash and cash equivalents	3,817,610	(8,673,036)

Cash and cash equivalents at beginning of year	6,396,406	15,069,442

Cash and cash equivalents at end of year	$10,214,016	$6,396,406

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	2009	2008
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$2,874,197	$3,725,412
Income taxes paid	$152,004	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

Foreclosed/repossessed assets sold during the year and financed through loans	$17,071	$-

Transfer of loans to foreclosed/repossessed assets	$3,274,544	$365,062

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

The accounting and reporting policies of American Patriot Financial Group, Inc. and subsidiary (the “Company”) conform with United States generally accepted accounting principles (“GAAP”) and practices within the banking industry.  During 2009, the Financial Accounting Standards Board (“FASB”) adopted the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental GAAP.  Rules and interpretive releases of the Securities Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants like the Company.

The policies that materially affect financial position and results of operations are summarized as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of American Patriot Financial Group, Inc. and its wholly-owned subsidiary, American Patriot Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

The Company is a bank-holding company which owns all of the outstanding common stock of the Bank.  The Bank provides a variety of financial services through its locations in Greeneville and Maryville, Tennessee and surrounding areas.  The Bank's primary deposit products are demand deposits, savings accounts, and certificates of deposit.  Its primary lending products are commercial loans, real estate loans, and installment loans.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of deferred tax assets, and the fair value of financial instruments.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits in banks, and federal funds sold, all of which mature within ninety days.

Securities Available for Sale

Securities available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Realized gains and losses on securities available for sale are included in other income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.  Gains and losses on sales of securities are determined on the specific-identification method.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Prior to a change in accounting guidance on April 1, 2009, in determining whether other-than-temporary impairment existed, management considered (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Declines in the fair value of individual securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective April 1, 2009, the Bank adopted new accounting guidance related to other-than-temporary impairment of securities.  The new guidance amended the criteria for recognizing other-than-temporary impairments of debt securities and expanded the disclosure requirements for impairment losses on debt and equity securities.  The new guidance specifies that (1) if a company does not have the intent to sell a debt security prior to recovery and (2) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  The credit loss component is the amount of principal cash flows not expected to be received over the remaining term of the security based on cash flow projections.  For debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the non-credit loss is included in accumulated other comprehensive income.

Loans

The Bank grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans throughout Greeneville and Maryville, Tennessee and surrounding areas.  The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs and the allowance for loan losses. Interest income is accrued on the unpaid principal balance.  The Bank does not defer loan fees and related loan origination costs.  Based on management’s assessments, the difference between deferral and immediate recognition of such fees and related costs is not material.

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

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience and expected loss given default derived from the Bank's internal risk rating process.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected on the historical loss or risk rating data.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located in eastern Tennessee.  The types of securities that the Company invests in are included in Note 4.  The types of lending the Company engages in are included in Note 6.  The Company does not have any significant concentrations to any one industry or customer.

Commercial real estate, including commercial construction loans, represented 61 percent of the loan portfolio at December 31, 2009, and 59 percent of the loan portfolio at December 31, 2008.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are expensed as incurred.

Variable Interest Entities

An entity is referred to as a variable interest entity (“VIE”) if it meets the criteria outlined in ASC Topic 810, which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity.  A VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both.  At December 31, 2009, the Company is not involved with any entity that is deemed to be a VIE.

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

Income Taxes

The Bank accounts for income taxes in accordance with income tax accounting guidance in ASC Topic 740.

The income tax accounting guidance results in two components of income tax expense - current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to taxable income or loss.  The Bank determines deferred income taxes using the liability method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities.  The Bank's deferred taxes relate primarily to differences between the basis of the allowance for loan losses and accumulated depreciation.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  The Bank files consolidated income tax returns with its subsidiaries.

The Bank recognizes deferred tax assets if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The Bank follows the statutory requirements for its income tax accounting and generally avoids risks associated with potentially problematic tax positions that may be challenged upon examination.

Segment Reporting

ASC Topic 280, Segment Reporting, provides for the identification of reportable segments on the basis of distinct business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons).  ASC Topic 280 permits aggregation or combination of segments that have similar characteristics.  In the Company’s operations, each bank branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources.  Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services.  Accordingly, the Company’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) Per Share

Basic earnings (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per share.  There were 71,150 and 33,150 antidilutive stock options for 2009 and 2008, respectively.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that Are Not Orderly (“FSP 157-4”) (ASC Topic 820, Fair Value Measurements and Disclosures).  FSP 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. FSP 157-4 must be applied prospectively. The provisions of FSP 157-4 became effective for the Company's interim period ending on June 30, 2009, and its adoption did not have a significant impact on the consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”) (ASC Topic 825, Financial Instruments, and ASC Topic 270, Interim Reporting).  FSP 107-1 and APB 28-1 amends ASC Topic 825 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends ASC Topic 270, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The provisions of FSP 107-1 and APB 28-1 became effective for the Company's interim period ending on June 30, 2009 and resulted in the applicable fair value disclosures being included in the June 30, 2009 and September 30, 2009 periods.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”) (ASC Topic 320, Investments - Debt and Equity Securities).  FSP 115-2 and 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  These steps are done before assessing whether the entity will recover the cost basis of the investment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP 115-2 and 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  FSP 115-2 and 124-2 also requires substantial additional disclosures.  The provisions of FSP 115-2 and 124-2 became effective for the Company's interim period ending on June 30, 2009, and there was no impact from the adoption on the Company's financial position, results of operations or cash flows.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 28, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”) (ASC Topic 855, Subsequent Events).  Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), Fair Value Measurements and Disclosures (ASC Topic 820, Measuring Liabilities at Fair Value).  ASU 2009-05 amends subtopic 820-10, Fair Value Measurements and Disclosures – Overall, and provides clarification for the fair value measurement of liabilities.  ASU 2009-05 became effective October 1, 2009 and did not have a material impact on the Company’s consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosures in the consolidated financial statements and accompanying notes included in its Annual Report.

Reclassification

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.

Note 2.	Regulatory Actions & Going Concern Considerations

Cease and Desist Order

On June 3, 2009, the Bank consented to the issuance of an Order to Cease and Desist (the “Order”). Under the terms of the Order, the Bank has agreed, among other things, to the following items: increase participation of the board of directors in the affairs of the Bank and establish a board committee to oversee the Bank’s compliance with the Order; develop a written analysis and assessment of the Bank’s management and staffing needs for the purpose of providing qualified management; develop and implement a capital plan that increases and maintains the Bank’s Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio to 8%, 10% and 11%, respectively; review the adequacy of the allowance for loan and lease losses (“ALLL”), establish a comprehensive policy for determining the adequacy of the ALLL and maintain a reasonable ALLL; develop a written liquidity/asset/liability management plan addressing liquidity and the Bank’s relationship of volatile liabilities to temporary investments; refrain from paying cash dividends to the Company without the prior written consent of the FDIC and the Tennessee Department of Financial Institutions; take specific actions to eliminate all assets classified as “Loss” and to reduce the level of assets classified “Doubtful” or “Substandard,” in each case in the Bank’s exam report; refrain from extending any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified in a certain specified manner and is uncollected; revise the Bank’s loan policy and procedures for effectiveness and make all necessary revisions to the policy to strengthen the Bank’s lending procedures; take specified actions to  reduce concentrations of construction and development loans; prepare and submit to its supervisory authorities a budget and profit plan as well as its written strategic plan consisting of long-term goals and strategies; eliminate and/or correct all violations of law, regulations and contraventions of FDIC Statements of Policy as discussed in applicable reports and take all necessary steps to ensure future compliance; and furnish quarterly progress reports to the banking regulators.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, as a result of the Bank’s total risk-based capital ratio falling below 8% at June 30, 2009 and remaining in this category at December 31, 2009, the Bank is considered undercapitalized.  Accordingly, the Bank is subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which among other things: (i) restricts payment of capital distributions and management fees; (ii) requires that the FDIC monitor the condition of the Bank; (iii) requires submission of a capital restoration plan within 45 days; (iv) restricts the growth of the Bank’s assets; and (v) requires prior approval of certain expansion proposals, many of which restrictions or obligations, including the requirement to submit a capital restoration plan, the Bank was already subject to as a result of the Order. The Bank and the Board of Directors are cooperating with the banking regulators and are addressing each area in the Order.

The Bank has submitted a capital restoration plan to the FDIC for its approval, but the plan has not yet been approved. In connection with submitting this plan and as a condition to the FDIC’s acceptance of the plan, the Company has executed a Capital Maintenance Commitment and Guaranty (the “Commitment”) on behalf of the FDIC.  The FDIC has not yet executed the Commitment. Pursuant to the Commitment, the Company will be required to provide the FDIC assurance in the form of a financial commitment and guaranty that the Bank will comply with the Bank’s capital restoration plan until the Bank has been adequately capitalized on average during each of four consecutive quarters and, in the event the Bank fails to so comply, to pay to the Bank the lesser of five percent of the Bank's total assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all capital standards applicable to the Bank at the time it failed to comply. The FDIC has not yet accepted the capital restoration plan submitted by the Bank.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant losses during 2009 and is no longer considered “well capitalized”.  Also, the Bank is considered “undercapitalized” as of December 31, 2009.  Due to the regulatory capital position of the Company and the Bank, and as a result of the limitations imposed on the Bank by the Order, the Company and the Bank are subject to the operating restrictions described above.   The most significant restrictions do not allow the Bank to pay dividends to the Company without prior regulatory approval and prohibit the Bank from accepting, renewing or rolling over brokered deposits or from paying interest on deposits above certain nationally prescribed rates.  Failure to meet regulatory capital requirements may expose the Company and the Bank to additional regulatory sanctions including mandatory asset dispositions and seizure.  The going concern assumption is a fundamental principle in the preparation of financial statements.  It is the responsibility of management to assess the Company's and Bank's ability to continue as a going concern.  In assessing this assumption, management has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of December 31, 2009.  The Bank was well capitalized at December 31, 2008; however, the Company’s overall condition has declined significantly during 2009 with continued net losses resulting in significant deterioration of capital levels, increased levels of nonperforming assets and the issuance of the Order.

The effects of the current economic environment are being felt across many industries, with the financial services industry being particularly hard hit.  The Company has experienced increasing net losses for the past three years which have resulted in a retained deficit at December 31, 2009 of $3,638,017.  The net losses are attributable to increased provisions for loan losses, net interest margin compression and increasing operating costs, particularly FDIC depository insurance expense.  Management reviewed income and expense categories to identify where improvements could be made in an effort to compensate for the increased costs.  Management has reduced overhead costs where possible.  Further, management has implemented strategies to improve their asset/liability monitoring and is working to improve their net interest margin by placing interest rate floors on all new and renewing loans and repricing new and maturing deposits at lower rates.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As the net losses continued to increase, the Company’s and Bank’s capital positions deteriorated rapidly.  At December 31, 2009, the Bank was undercapitalized.  Management believes that the Company will need to raise additional capital to enable a return to profitability and to meet the standards set forth in the Order.  In response to this decision, management is actively pursuing various strategic options, including the sale of its Maryville, Tennessee branch, a preferred stock offering and seeking a merger partner.  In this regard, management is in active discussions with several parties in an attempt to achieve one of these objectives.   While the Company plans to focus on the options described above, access to capital markets is extremely limited in the current economic environment, and there can be no assurances that the Company's efforts will be successful and result in sufficient capital infusion. The Company is also proactively reducing its loans receivable with curtailed loan originations and through encouraging certain borrowers to refinance their loans with other banks, or as an alternative, increasing their interest rates to a level commensurate with the related risk.

The Bank has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank.  As a result, the Bank’s level of nonperforming assets has increased substantially during 2009.  Management has developed strategies to reduce the amount of nonperforming assets on a case-by-case basis; however, this plan is heavily dependent on the borrowers’ and Bank’s ability to market and sell commercial and residential real estate properties.

The Company relies on dividends from the Bank as its primary source of liquidity.  The Company is a legal entity separate and distinct from the Bank.  Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends.  In addition, the terms of the Order described above further limit the Bank’s ability to pay dividends to the Company to satisfy its funding needs.  The Company obtained a note payable during 2008.  The note is due on June 29, 2010.  The Company does not currently have sufficient funds to pay off this note and it is uncertain whether the lender will renew it at that time, or whether the Company can raise sufficient capital to payoff the note.  The Company pledged all of the stock of the Bank as collateral for the note.

The Company and Bank operate in a highly-regulated industry and must plan for the liquidity needs of each entity separately.  A variety of sources of liquidity have been available to the Bank to meet its funding needs in the past; however, due to the condition of the Bank and the issuance of the Order, the number of sources has declined.  The Bank monitors its liquidity daily and was within its policy guidelines at December 31, 2009.

There can be no assurances that the Company’s actions referred to above will be successful. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of any regulatory  or lender action, which raises substantial doubt about the Company's ability to continue as a going concern.

Note 3.	Restrictions on Cash and Due From Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2009 and 2008, these reserve balances amounted to $25,000 and $25,000, respectively.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Securities Available for Sale

Securities have been classified in the balance sheet according to management’s intent as securities available for sale.  The amortized cost and approximate fair value of securities at December 31, 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale:
U.S. Government-sponsored Enterprises (GSEs)	$3,000,000	$2,490	$(17,545)	$2,984,945

U.S. Government sponsored enterprises include entities such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

The securities have maturity dates of one to five years.

Securities with a carrying value of approximately $2,985,000 at December 31, 2009 were pledged to secure a federal funds line of credit with Compass Bank.

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model.  The Company conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Company does not have any securities that have been classified as other-than-temporarily-impaired at December 31, 2009.

At December 31, 2009, temporarily impaired securities, and management’s evaluation of those securities are as follows:

U.S. Government-sponsored Enterprises:  At December 31, 2009, 4 investments in GSEs securities had unrealized losses.  These securities have been in an unrealized loss position less than twelve months.  The Company believes the unrealized losses on those investments were caused by the interest rate environment and does not relate to the underlying credit quality of the issuers.  As a result the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Note 5.	Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (“FHLB”), the Bank is required to maintain stock in an amount equal to at least 0.15% of total assets and 4% of outstanding FHLB advances.  Federal Home LoanBank stock is carried at cost and maintained by the Bank at par value of $100 per share.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Loans

A summary of the balances of loans follows:

	December 31, 2009	December 31, 2008

Consumer installment	$2,524,514	$3,165,460
Commercial	12,400,906	16,679,407
Commercial real estate	58,386,687	62,532,516
Residential mortgage	22,332,890	23,323,827
	95,644,997	105,701,210
Less:
Estimated allowance for loan losses	(3,082,659)	(2,373,648)

Loans, net	$92,562,338	$103,327,562

An analysis of the allowance for loan losses follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008

Balance, beginning	$2,373,648	$1,094,083
Provision for loan losses	3,146,855	1,297,538
Recoveries of loans previously charged-off	96,466	111,768
	5,616,969	2,503,389
Loans charged-off	(2,534,310)	(129,741)

Balance, ending	$3,082,659	$2,373,648

The following is a summary of information pertaining to impaired andnon-accrual loans:

	December 31,	December 31,
	2009	2008

Impaired loans without a specific valuation allowance	$5,324,899	$-
Impaired loans with a specific valuation allowance	$6,622,969	$6,414,683
Total specifically evaluated impaired loans	$11,947,868	$6,414,683
Specific valuation allowance related to impaired loans	$2,049,912	$1,512,511

Past-due loans ninety days or more and still accruing	$3,707,470	$-
Total non-accrual loans	$7,790,863	$599,667

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2009	2008

Average investment in specifically evaluated impaired loans	$12,665,313	$3,771,924
Interest income recognized on impaired loans	$376,913	$381,454
Interest income recognized on a cash basis on impaired loans	$384,326	$389,381

In addition to the specifically evaluated impaired loans above, the Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment.  Loans collectively evaluated for impairment, with a classification of substandard or doubtful, as of December 31, 2009 and 2008, were $2,971,100 and $739,517, respectively.  The Bank has reserved $101,994 and $29,150 related to these loans as of December 31, 2009 and 2008, respectively.

No additional funds are committed to be advanced in connection with impaired loans.

The Company follows the loan impairment accounting guidance in ASC Topic 310.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans and loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in interest rates, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collections.

In the normal course of business, the Bank makes loans to directors, executive officers and principal shareholders of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers.  Annual activity consisted of the following:

	December 31, 2009	December 31, 2008
Beginning balance	$2,068,606	$3,780,866
Net new loans	1,712,329	2,230,241
Repayments	(2,782,119)	(3,942,501)

Ending balance	$998,816	$2,068,606

Note 7.	Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation are as follows:

	December 31, 2009	December 31, 2008
Land	$1,670,363	$1,670,363
Land for future development	564,712	564,712
Premises and improvements	2,575,058	2,575,058
Furniture and equipment	2,324,319	2,305,360
	7,134,452	7,115,493
Less: Accumulated depreciation	(2,087,405)	(1,797,808)

	$5,047,047	$5,317,685

Depreciation and amortization expense of premises and equipment for 2009 and 2008 was $298,895 and $317,162, respectively.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental expense under operating leases for 2009 and 2008 was $54,606 and $49,561, respectively.

Future minimum rental payments required under noncancellable operating leases for equipment and data processing fees under operating agreements were as follows:

2010	$24,661
2011	20,512
2012	9,608
$54,781

Note 8.	Federal Home Loan Bank Advances and Other Borrowings

Pursuant to collateral agreements with the FHLB, the advances are collateralized by specific first mortgage loans.  TheFHLB’s required unpaid principal balance of eligible mortgages was $6,950,621 at December 31, 2009.  The advances at December 31, 2009, have maturity dates as follows:

Maturity Date	Interest Rate	December 31, 2009

04/01/10	3.56	$457,473
08/04/10	3.63	1,500,000
01/01/11	4.37	353,024
06/03/11	3.69	3,000,000
		$5,310,497

As of December 31, 2009, the Company had $250,000 available in unfunded letters of credit with the FHLB.

On December 30, 2008, the Company entered into a promissory note and Commercial Loan Agreement with Jefferson Federal Bank whereby the Company borrowed $1,000,000 from the lender secured by all of the outstanding shares of common stock of the Bank, pursuant to a Commercial Security Agreement entered into by the parties concurrently with the loan.

The loan contemplates a multiple advance draw loan, with the principal balance not to exceed $1,000,000.  Interest will accrue on the loan at the rate of 6.0% per year, with payment required upon demand, but if no demand is made, then payment must be made in quarterly payments of accrued interest calculated on the amount outstanding beginning on March 30, 2009, and principal due on March 31, 2010.  The Company may prepay the loan at any time by paying all principal, interest, escrow, late fees, and all other amounts due in full.  Amounts outstanding at December 31, 2009 and 2008 under this promissory note were $1,000,000 and $1,000,000, respectively. Subsequent to December 31, 2009, the maturity date was extended until June 29, 2010, with all accrued interest being paid through March 31, 2010.

On September 29, 2009, the Company entered into four unsecured promissory notes with four of its directors whereby the Company borrowed $7,000 from each individual for a total of $28,000.  Interest will accrue on the loans at the rate of 6.0% per year with payment of any unpaid balance and accrued interest due upon demand.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Income Tax

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008

Deferred Tax Assets:
Allowance for loan losses	$921,746	$908,870
Amortization of intangibles, start-up cost and organizational costs	16,592	19,145
Interest on non-accrual loans	131,703	8,847
Deferred compensation	46,094	28,236
Net operating loss carryforward	745,831	-
Valuation allowance	(1,475,854)	-
Other	52,498	28,259

	438,610	993,357

Deferred Tax Liabilities:
FHLB stock dividends	3,943	3,943
Earnings on cash surrender value of life insurance	83,712	41,105
Depreciable assets	122,652	159,984
	210,307	205,032

Net deferred tax assets	$228,303	$788,325

At December 31, 2009, the Company had approximately $1,800,000 federal and $2,900,000 state net operating loss carryforwards expiring in 2029 and 2024, respectively.  The Company recorded a deferred tax asset of approximately $746,000 as of December 31, 2009 for the benefit of these losses.

Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Due to the current economic condition and losses recognized over the last three years, the Company established a valuation allowance during 2009 against a majority of its deferred tax assets. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. If future events change the assumptions and estimates regarding the Company’s future earnings, an additional deferred tax asset valuation allowance may be recorded.

The provision for income taxes charged to income for the years ended December 31, 2009 and 2008 consists of the following:

	2009	2008

Current tax (benefit) expense	$(361,463)	$94,297
Deferred tax expense (benefit)	565,787	(469,028)
Total income tax expense (benefit)	$204,324	$(374,731)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2009 and 2008 due to the following:

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009	2008

Computed “expected” tax
expense (benefit)	$(1,298,237)	$(317,376)
State income tax (benefit),
net of federal benefits	(163,807)	(40,045)
Deferred tax valuation allowance	1,475,854	-
Other, net	190,514	(17,310)

	$204,324	$(374,731)

Note 10.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008 was $17,333,950 and $15,556,207, respectively.

At December 31, 2009, the scheduled maturities of time deposits are as follows:

2010	$63,194,840
2011	10,555,693
2012	539,813
2013	37,424
$74,327,770

Deposits from related parties held by the Bank at December 31, 2009 and 2008, amounted to approximately $786,000 and $852,000, respectively.

Note 11.	Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments.  The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet.  At December 31, 2009 and 2008, undisbursed loan commitments aggregated $7,934,336 and $10,871,376, respectively.  In addition, there were outstanding standby letters of credit totaling    $45,000 and $47,400, respectively.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation.  Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Regulatory Matters and Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank and the consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

The Bank may not issue dividends or make other capital distributions, and may not accept brokered or high rate deposits, as defined, due to the level of its risk-based capital as more fully explained in Note 2.

Under the regulatory framework for prompt corrective action, the Bank's capital status may preclude the Bank from access to borrowings from the Federal Reserve System through the discount window. Also, as required by the framework and as more fully explained in Note 2, the Bank has a capital plan that has been filed with the FDIC and is awaiting acceptance. The plan outlines the Bank's steps for attaining the required levels of regulatory capital.

The Order the Bank was issued by the FDIC and TDFI requires the Bank to maintain a Tier 1 capital ratio equal to or greater than 8%, Tier 1 risk-based capital ratio equal to or greater than 10%, and total risk-based capital ratio equal to or greater than 11% in accordance with the definitions and calculations in 12 C.F.R Part 325, Appendix A.  The Bank’s actual capital amounts, ratios, and minimum capital requirements per the Order are presented in the table below.

	Actual			Minimum Amount Necessary For Capital Adequacy Purposes			Minimum Amount Necessary To Be Well Capitalized Under Prompt Corrective Action Provisions			To Comply With Minimum Capital Requirements Per Order
	Amount	Ratio		Amount	Ratio		Amount	Ratio		Amount	Ratio

As of December 31, 2009 (in Thousands)
Tier 1 Capital (To Average Assets)	$5,167	4.29%	>	$4,817	4%	>	$6,021	5%	>	$9,634	8%

Tier 1 Capital (To Risk Weighted Assets)	$5,167	5.94%	>	$3,480	4%	>	$5,220	6%	>	$8,701	10%

Total Capital (To Risk Weighted Assets)	$6,279	7.22%	>	$6,961	8%	>	$8,701	10%	>	$9,571	11%

As of December 31, 2008 (in Thousands)
Tier 1 Capital (To Average Assets)	$9,305	7.85%	>	$4,743	4%	>	$5,928	5%		N/A	N/A

Tier 1 Capital (To Risk Weighted Assets)	$9,305	9.15%	>	$4,069	4%	>	$6,119	6%		N/A	N/A

Total Capital (To Risk Weighted Assets)	$10,396	10.22%	>	$8,138	8%	>	$10,198	10%		N/A	N/A

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Fair Value Disclosures

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with the Fair Value Measurements and Disclosures ASC Topic 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

ASC Topic 820 provides a consistent definition of fair value, which focuses on exit price in an orderly transaction between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

ASC Topic 820 also establishes a three-tier fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, as follows:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 - Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.

Level 3 - Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents:

The carrying amounts of cash and due from banks, interest-bearing deposits in banks, and federal funds sold approximate fair values based on the short-term nature of the assets.

Securities:

Fair values are estimated using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads.  Securities classified as available for sale are reported at fair value utilizing Level 2 inputs.

The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans are estimated usingdiscounted cash flow analyses, using market interest rates for comparable loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditorsfor Impairment of a Loan.  The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2009 and 2008, substantially all of the total impaired loans were evaluated based on the fair value of collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Accrued interest:

The carrying amounts of accrued interest approximate fair value.

Foreclosed assets:

Foreclosed assets, consisting of properties obtained through foreclosure or in satisfaction of loans, is initially recorded at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs.  At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.  Gains or losses on sale and any subsequent adjustment to the fair value are recorded as a component of foreclosed real estate expense.  Foreclosed assets are included in Level 2 of the valuation hierarchy when the fair value is based on an observable market price or a current appraised value.  When an appraised value is not available or management determines the foreclosed asset is impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash surrender value of bank owned life insurance:

The carrying amounts of cash surrender value of bank owned life insurance approximate their fair value.  The carrying amount is based on information received from the insurance carriers indicating the financial performance of the policies and the amount the Company would receive should the policies be surrendered.  The Company reflects these assets within Level 2 of the valuation hierarchy.

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits and NOW, money market, and savings accounts, is equal to the amount payable on demand at the reporting date.  The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank and other borrowings:

Fair values of Federal Home Loan Bank and other borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Securities available
for sale:
U.S. Government-
sponsored
Enterprises (GSEs)	$2,984,945	$-	$2,984,945	$-

Cash surrender value
of life insurance	$2,464,771	$-	$2,464,771	$-

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Cash surrender value
of life insurance	$2,353,498	$-	$2,353,498	$-

The Company has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The tables below present information about assets and liabilities on the balance sheet at December 31, 2009 and 2008, for which a nonrecurring change in fair value was recorded.

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,573,057	$-	$4,573,057	$-
Foreclosed real estate	3,409,635	-	2,487,125	922,510

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,902,172	$-	$4,902,172	$-

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at December 31, 2009 and 2008.

The carrying amount and estimated fair value of the Company's financial instruments at December 31, 2009 and 2008, are as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$10,214,016	$10,214,016	$6,396,406	$6,396,406
Securities available for sale	2,984,945	2,984,945	-	-
Federal Home Loan Bank stock	296,500	296,500	291,200	291,200
Loans, net	92,562,338	92,675,811	103,327,562	103,366,947
Accrued interest receivable	390,165	390,165	505,460	505,460
Cash surrender value of life insurance	2,464,771	2,464,771	2,353,498	2,353,498

Financial Liabilities:
Deposits	106,509,580	107,009,991	103,739,177	104,400,737
Accrued interest payable	621,045	621,045	522,592	522,592
Federal Home Loan Bank and other
borrowings	6,338,497	6,495,938	6,506,805	6,656,364

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Employee Benefit Plans

The Company has a retirement savings 401(k) plan in which all employees may participate.  To be eligible, an employee must complete six (6) months of service and reach their entry date.  An entry date is the first day of the Plan Year quarter coinciding with or following the date that satisfies the Plan’s eligibility requirements.  For 2009, employees may make pretax, voluntary contributions in amounts up to $16,500 (age 49 or less) and $22,000 (age 50 and older).  The Company may make discretionary matching contributions equal to a uniform percentage of tiered salary deferrals.  This percentage will be  determined each year. The Company’s expense for the plan was $17,972 and $45,147 for the years ended December 31, 2009 and 2008, respectively.

Note 15.	Stock Option Plan

The Company has an employee Stock Option Plan (the “Plan”) under which certain employees may be granted options to purchase shares of the Company’s authorized but unissued common stock.  The maximum number of shares of the Company’s common stock available for issuance under the Plan is 375,000 shares.  The maximum number of shares available for future grants under the Plan was 166,859 shares for the years ended December 31, 2009 and 2008.  Under the Plan, the option exercise price is equal to the fair market value of the Company’s common stock at the date of the grant.  The options expire on the tenth anniversary of the date of the option.  Proceeds received by the Company from exercises of the stock options are credited to common stock and additional paid-in capital.  No stock options were granted during 2009 or 2008.

A summary of the status of the Company’s stock option plan is presented below:

	Years Ended December 31,
	2009			2008
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value(1)	Shares	Price	Value(1)
Outstanding at beginning
of year	71,150	$6.92		206,619	$5.01
Granted	-	-		-	-
Exercised	-	-		(75,000)	3.33
Forfeited	-	-		(60,469)	4.86
Outstanding at end of
year	71,150	$6.92	$-	71,150	$6.92	$63,460
Options exercisable at
year-end	71,150	$6.92	$-	71,150	$6.92	$63,460

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2009 and 2008, respectively. This amount changes based on changes in the market value of the Company's stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the information about the stock options outstanding and exercisable at December 31, 2009:

	Stock Options Outstanding
		Weighted Average
	Number of	Remaining
	Options	Contractual
Exercise Price	Outstanding	Life in Years

$3.33	38,000	1.5
$5.33	15,000	2.0
$7.67	2,400	2.8
$13.00	100	3.8
$17.00	550	4.7
$17.00	15,000	4.7
$19.00	100	5.3
	71,150	2.4

Note 16.	Salary Deferral Plan

The Company has a nonqualified salary deferral plan for certain directors and key officers.  As a result, the Company is the owner of single premium life insurance policies on the life of each participant and is the beneficiary of the policy values, which have an aggregate face value amount of $6,244,029.  The cash surrender value of the policies, which is reflected in the accompanying consolidated balance sheets as of December 31, 2009 and 2008 are $2,464,771 and $2,353,498, respectively.  Additionally, the associated net non-cash income, which is included in the cash surrender value, are $111,273 and $107,352 for the years ended December 31, 2009 and 2008, respectively.

The Company recognized $46,640 and $56,206 in compensation expense related to the salary deferral plan for the years ended December 31, 2009 and 2008, respectively, which is included in salaries and employee benefits in the accompanying consolidated statements of income.  The net present value of future obligations owed the participants in the salary deferral plan, which is included in other liabilities in the accompanying consolidated balance sheets at December 31, 2009 and 2008, are $120,144 and $73,504, respectively.

Note 17.	Contingencies

The Company is involved in certain claims arising from normal business activities.  Management believes that those claims are without merit and that the ultimate liability, if any, resulting from them will not materially affect the Bank's financial condition or the Company's consolidated financial position.

Note 18.	Liquidity and Capital Resources

The Company’s primary source of funds with which to pay its future obligations is the receipt of dividends from its subsidiary bank.  The Bank is undercapitalized at December 31, 2009 and must have FDIC and TDFI’s approval prior to payment of any cash dividends in accordance with the Order more fully explained in Note 2.  Furthermore, under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner of the TDFI is limited to net income for that year combined with retained net income for the two preceding years.  Because of the Bank’s losses in 2008 and 2009 and the Order’s restrictions on the Bank’s ability to pay dividends to the Company, dividends from the Bank to the Company, including funds for payment of interest on the Company’s indebtedness, to the extent that cash on hand at the Company is not sufficient to make such payments, will require prior approval of the Commissioner of the TDFI and the FDIC.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.	Capital Structure

Common Stock
The Board of Directors of the Holding Company is authorized to issue up to 6,000,000 shares of common stock.  Holders of common stock have unlimited voting rights and are entitled to receive the net assets of the Holding Company upon dissolution.

Preferred Stock
The Board of Directors of the Holding Company is authorized to issue up to 1,000,000 shares of preferred stock.  Shares of the preferred stock may be issued from time to time in one or more series, each such series to be so designated as to distinguish the shares thereof from the shares of all other series and classes.  The Board of Directors has the authority to divide any or all classes of preferred stock into series and to fix and determine the relative rights and preferences ofthe shares of any series so established.  The preferred stock is not redeemable.

Note 20.	Condensed Financial Statements of Parent Company

Financial information pertaining only to American Patriot Financial Group, Inc. is as follows:

	December 31, 2009	December 31, 2008
Balance Sheets
Assets

Cash and due from banks	$23,721	$2,338
Investment in American Patriot Bank	5,385,641	9,305,528
Other assets	32,872	63,308
Total assets	$5,442,234	$9,371,174

Liabilities and Stockholders’ Equity

Accrued expenses	$97,944	$22,925
Notes payable	1,028,000	1,000,000
Total liabilities	1,125,944	1,022,925

Stockholders’ Equity
Stock:
Preferred stock, no par value;
authorized 1,000,000 shares;
none issued and outstanding
Common stock, $0.333 par value;
authorized 6,000,000 shares;
issued and outstanding 2,389,391
shares at December 31, 2009 and
December 31, 2008	796,337	796,337

Additional paid-in capital	7,167,260	7,167,260
Retained earnings	(3,638,017)	384,652
Accumulated other comprehensive income	(9,290)	-
Total Stockholders’ Equity	4,316,290	8,348,249
Total Liabilities and Stockholders’ Equity	$5,442,234	$9,371,174

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Operations	Year Ended December 31, 2009	Year Ended December 31, 2008

Income
Dividends from American Patriot Bank	$27,400	$22,000
Total income	27,400	22,000
Operating expenses	139,472	113,579

Loss before income taxes and equity
in undistributed earnings of American
Patriot Bank	(112,072)	(91,579)
Applicable income tax benefit	-	(62,644)
	(112,072)	(28,935)
Equity in undistributed net loss	(3,910,597)	(529,793)
Net loss	$(4,022,669)	$(558,728)

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows	Year Ended December 31, 2009	Year Ended December 31, 2008

Cash flows from operating activities:
Net loss	$(4,022,669)	$(558,728)

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in undistributed loss of American Patriot Bank	3,910,597	529,793
Deferred income tax expense	-	664
Increase in other liabilities	75,019	20,424
Decrease (increase) in other assets	30,436	(16,832)

Net cash used in operating activities	(6,617)	(24,679)

Cash flows from investing activities:
Capital contribution to subsidiary	-	(1,225,000)

Net cash used in investing activities	-	(1,225,000)

Cash flows from financing activities:
Issuance of common stock	-	249,975
Proceeds from debt issuance	-	1,000,000
Proceeds from other borrowings	28,000	-

Net cash provided by financing activities	28,000	1,249,975

Net increase in cash and cash equivalents	21,383	296
Cash and cash equivalents at beginning of year	2,338	2,042
Cash and cash equivalents at end of year	$23,721	$2,338