Form 10-Q
period 2010-03-31
American Patriot Financial Group, Inc.
filed 2010-05-17
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐  NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐ NO ☒

As of May 1, 2010, there were 2,389,391 shares of common stock, $0.333 par value, issued and outstanding.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED BALANCE SHEETS

Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

	As of	As of
	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash and due from banks	$4,507,241	$4,606,244
Federal funds sold	5,568,116	3,137,654
Interest-bearing deposits in banks	1,004,006	2,470,118
Cash and cash equivalents	11,079,363	10,214,016
Securities available for sale	2,994,970	2,984,945
Federal Home Loan Bank stock, at cost	296,500	296,500
Loans, net of allowance for loan losses of
$2,615,204 in 2010 and $3,082,659 in 2009	87,386,534	92,562,338
Premises and equipment, net	4,986,591	5,047,047
Accrued interest receivable	403,717	390,165
Deferred tax assets, net	223,890	228,303
Foreclosed assets	4,062,672	3,409,635
Cash surrender value of bank owned life insurance	2,490,944	2,464,771
Other assets	580,707	616,518
Total Assets	$114,505,888	$118,214,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$6,406,992	$6,669,598
Interest-bearing
Money market, interest checking and savings	24,475,381	25,512,212
Time deposits	73,218,000	74,327,770
Total Deposits	104,100,373	106,509,580
Accrued interest payable	557,264	621,045
Other liabilities	417,777	428,826
Federal Home Loan Bank and other borrowings	6,187,583	6,338,497
Total Liabilities	111,262,997	113,897,948
Commitments and Contingencies	-	-
STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares;
issued and outstanding 62 shares at March 31, 2010	18,294	-
Common stock, $0.333 par value; authorized
6,000,000 shares; issued and outstanding 2,389,391
shares at March 31, 2010 and December 31, 2009	796,337	796,337
Additional paid-in capital	7,167,260	7,167,260
Retained deficit	(4,736,821)	(3,638,017)
Accumulated other comprehensive income	(2,179)	(9,290)
Total Stockholders’ Equity	3,242,891	4,316,290
Total Liabilities and Stockholders’ Equity	$114,505,888	$118,214,238

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
Interest and dividend income:
Loans, including fees	$1,354,147	$1,666,590
Investment securities	11,945	-
Dividends on Federal Home Loan Bank stock	3,363	3,294
Federal funds sold and other	6,568	3,314
Total interest and dividend income	1,376,023	1,673,198

Interest expense:
Deposits	492,183	745,617
Borrowed funds	63,652	65,506
Total interest expense	555,835	811,123
Net interest income before provision
for loan losses	820,188	862,075

Provision for loan losses	839,167	856,656
Net interest income (loss) after provision
for loan losses	(18,979)	5,419

Noninterest income:
Service charges on deposit accounts	91,684	103,081
Fees from origination of mortgage loans sold	2,203	10,499
Other	26,088	35,493
Total noninterest income	119,975	149,073

Noninterest expense:
Salaries and employee benefits	405,831	485,467
Occupancy	141,384	146,972
Advertising	6,676	22,414
Data processing	85,495	83,550
Legal and professional	116,003	132,374
Other operating	444,411	211,158
Total noninterest expense	1,199,800	1,081,935
Net loss before income taxes	(1,098,804)	(927,443)

Income tax benefit	-	(353,408)

Net loss	$(1,098,804)	$(574,035)

Basic net loss per common share	$(.46)	$(.24)
Diluted net loss per common share	$(.46)	$(.24)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
Three Months Ended March 31, 2010

						Accumulated
				Additional		Other
	Comprehensive	Preferred	Common	Paid-In	Retained	Comprehensive
	Income	Stock	Stock	Capital	Deficit	Income	Total
Balance, December 31, 2009		$-	$796,337	$7,167,260	$(3,638,017)	$(9,290)	$4,316,290

Comprehensive loss:
Net loss	$(1,098,804)	-	-	-	(1,098,804)	-	(1,098,804)
Other comprehensive income:
Unrealized holding gains (losses)
on securities available for sale,
net of tax effect of $4,413	7,111	-	-	-	-	7,111	7,111

Total comprehensive loss	$(1,091,693)

Issuance of preferred stock		18,294	-		-	-	18,294

Balance, March 31, 2010		$18,294	$796,337	$7,167,260	$(4,736,821)	$(2,179)	$3,242,891

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,098,804)	$(574,035)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Provision for loan losses	839,167	856,656
Depreciation	69,191	79,197
Write-down of foreclosed assets	73,478	184,520
Realized loss on sales of foreclosed assets	116,212	1,398
Deferred income tax benefit	-	(341,517)
Increase in cash surrender value of bank owned life
insurance	(26,173)	(29,731)
Net change in:
Accrued interest receivable	(13,552)	12,039
Other assets	35,811	(6,707)
Other liabilities	(11,049)	(18,064)
Accrued interest payable	(63,781)	154,156
Net cash (used in) provided by
operating activities	(79,500)	317,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale - maturities, prepayments
and calls	1,499	-
Proceeds from sale of foreclosed assets	258,216	14,602
Federal Home Loan Bank stock purchase	-	(5,300)
Loan originations and principal collections, net	3,235,694	(2,644,264)
Additions to premises and equipment	(8,735)	(2,700)
Net cash provided by (used in)
investing activities	3,486,674	(2,637,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits (non-time deposits)	(1,299,437)	3,251,121
Net change in time deposits	(1,109,770)	5,659,636
Issuance of stock	18,294	-
Repayments of other borrowings	(7,000)	-
Federal Home Loan Bank repayments	(143,914)	(96,088)
Net cash (used in) provided by
financing activities	(2,541,827)	8,814,669

Net change in cash and cash equivalents	865,347	6,494,919

Cash and cash equivalents at beginning of period	10,214,016	6,396,406

Cash and cash equivalents at end of period	$11,079,363	$12,891,325

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$619,616	$656,967
Income taxes paid	$-	$118,356

SUPPLEMENTAL SCHEDULE OF NON-CASH
ACTIVITIES:
Loans moved to foreclosed/repossessed assets	$1,100,943	$1,048,778

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation  S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Certain amounts from prior period financial statements have been reclassified to conform to current period’s presentation.

Preferred Stock Issuance:

In accordance with its charter, the Company has authorized and began offering and issuing up to 5,000 shares of series A Preferred Stock (preferred stock) at a price of $1,000 per share.  The preferred stock will accrue cumulative dividends at a rate of 6% per annum.  Dividends will be payable quarterly in arrears.  However, the Bank and Company are currently prohibited from paying dividends.  The shares have a liquidation preference of $1,000 per share.  The shares may be converted to common stock after three years at a $5.00 per share conversion rate.  The preferred stock is redeemable only at the option of the Company, subject to regulatory approval, after the third anniversary date of the investment at 100% of the issuance price of $1,000 per share plus any accrued and unpaid dividends.  The preferred stock ranks senior to the Company's common stock, and no dividends on common stock may be declared or paid until all accrued and unpaid dividends for all past dividend periods have been paid on the preferred stock.  The preferred stock is non-voting, other than certain class voting rights. During the quarter ended March 31, 2010, the Company issued 62 shares of preferred stock.  The Company incurred $43,706 in issuance costs.

Going Concern:

The Company continues to prepare its consolidated financial statements on a going concern basis. For further information regarding this issue, refer to note 2 “Regulatory Actions & Going Concern Considerations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on April 15, 2010. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-K.

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

Note 2.    Stock Options and Awards

No options were granted during the three months ended March 31, 2010, and no compensation cost related to options is recognized in the consolidated statements of income for the three months ended March 31, 2010.  No intrinsic value exists at March 31, 2010, as the market price of the Company's common stock of $2.75 per common share is below the exercise price of the outstanding options.

Note 3.    Earnings (Loss) Per Share of Common Stock

Basic earnings per share (EPS) of common stock is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share of common stock is computed by dividing net income available to common shareholders by the weighted average number of common shares and potential dilutive common shares outstanding during the period.  Stock options are regarded as potential common shares.  Potential common shares are computed using the treasury stock method.  For the three months ended March 31, 2010, 71,050 options are excluded from the effect of dilutive securities because they are anti-dilutive; 71,150 options are similarly excluded from the effect of dilutive securities for the three months ended March 31, 2009.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010		2009
	Income (Loss)	Shares	Income (Loss)	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income (loss) available to
common stockholders	$(1,098,804)	2,389,391	$(574,035)	2,389,391

Effect of dilutive securities
Stock options outstanding	-	-	-	-

Diluted EPS
Income (loss) available to
common shareholders plus
assumed conversions	$(1,098,804)	2,389,391	$(574,035)	2,389,391

Note 4.    Fair Value Disclosures

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed-rate loans are estimated usingdiscounted cash flow analyses, using market interest rates for comparable loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

Quoted
Prices in
		Active	Significant	Significant
	Balance as	Markets	Other	Other
	of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
U.S. Government-sponsored
Enterprises (GSEs)	$2,994,970	$-	$2,994,970	$-

Cash surrender value of life insurance	$2,490,944	$-	$2,490,944	$-

The Company has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The tables below present information about assets and liabilities for which a nonrecurring change in fair value was recorded.

	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$4,451,965	$-	$4,451,965	$-
Foreclosed real estate	4,062,672	-	3,153,762	908,910

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at March 31, 2010.

The carrying amount and estimated fair value of the Company's financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$11,079,363	$11,079,363	$10,214,016	$10,214,016
Securities available for sale	2,994,970	2,994,970	2,984,945	2,984,945
Federal Home Loan Bank stock	296,500	296,500	296,500	296,500
Loans, net	87,386,534	87,634,759	92,562,338	92,675,811
Accrued interest receivable	403,717	403,717	390,165	390,165
Cash surrender value of life insurance	2,490,944	2,490,944	2,464,771	2,464,771

Financial Liabilities:
Deposits	104,100,373	104,591,658	106,509,580	107,009,991
Accrued interest payable	557,264	557,264	621,045	621,045
Federal Home Loan Bank and other
borrowings	6,187,583	6,316,149	6,338,497	6,495,938

Note 5.    Securities Available for Sale

Securities have been classified in the balance sheet according to management’s intent as securities available for sale. The amortized cost and approximate fair value of securities are as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities
available for sale:
U.S. Government-
sponsored Enterprises
(GSEs)	$2,998,501	$2,190	$(5,721)	$2,994,970

	December 31, 2009
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Debt securities
available for sale:
U.S. Government-
sponsored Enterprises
(GSEs)	$3,000,000	$2,490	$(17,545)	$2,984,945

U.S. Government sponsored enterprises include entities such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

The securities have maturity dates of one to five years.

Securities with a carrying value of approximately $2,494,000 at March 31, 2010 were pledged to secure a federal funds line of credit with First National Bankers Bank, Alabama.

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model.  The Company conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Company does not have any securities that have been classified as other-than-temporarily-impaired at March 31, 2010.

At March 31, 2010, temporarily impaired securities and management’s evaluation of those securities are as follows:

U. S. Government-sponsored Enterprises:  At March 31, 2010, 5 investments in GSEs securities had unrealized losses.  These securities have been in an unrealized loss position less than twelve months.  The Company believes the unrealized losses on those investments were caused by the interest rate environment and does not relate to the underlying credit quality of the issuers.  As a result the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Note 6.    Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.  Material events or transactions occurring after March 31, 2010, that provided additional evidence about conditions that existed at March 31, 2010, have been recognized in the financial statements for the period ended March 31, 2010.  Events or transactions that provided evidence about conditions that did not exist at March 31, 2010, have not been recognized in the financial statements for the period ended March 31, 2010.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2010-06 ("ASU 2010-06"), Fair Value Measurements and Disclosures  (ASC Topic 820, Measuring Liabilities at Fair Value).  ASU 2010-06 amends subtopic 820-10, Fair Value Measurements and Disclosures - Overall.  ASU 2010-06 provides for additional disclosures of transfers between assets and liabilities valued under Level 1 and 2 inputs as well as additional disclosures regarding those assets and liabilities valued under Level 3 inputs.  The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for those provisions addressing Level 3 fair value measurements which provisions are effective for fiscal years, and periods therein, beginning after December 15, 2010.  The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 ("ASU 2010-09"), Subsequent Events (ASC Topic 855, Subsequent Events).  ASU 2010-09 amends subtopic 855-10, Subsequent Events - Overall.  ASU 2010-09 excludes Securities Exchange Commission (SEC) reporting entities from the requirement to disclose the date on which subsequent events have been evaluated.  It further modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply GAAP retrospectively.  The Company has complied with ASU 2010-09.

Other than disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Forward-Looking Statements

Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws.  Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  The use of such words as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “attempt”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, “forecast,” and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  Factors that could cause actual results to differ materially from the results anticipated, but not guaranteed, in this Report, include those factors included in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and include (without limitation) deterioration in the financial condition of borrowers resulting in significant increases in loan losses, and provisions for those losses, economic and social conditions, competition for loans, mortgages, and other financial services and products, results of regulatory examinations, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, and other risks that cannot be accurately quantified or completely identified.  Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period.  The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results.  The Company is unable to predict the types of circumstances, conditions and factors that can cause anticipated results to change.  The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changed or unanticipated events, circumstances or results.

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

Liquidity

At March 31, 2010, the Company had liquid assets of approximately $14.1 million in the form of cash, federal funds sold and securities available for sale compared to approximately $13.2 million on December 31, 2009.  Management believes that the liquid assets are adequate at March 31, 2010. Additional liquidity should be provided by the growth in deposit accounts and loan repayments.  The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that will provide a credit line if necessary.  Management has taken a pro-active approach to develop a larger local deposit base to help reduce any risk of over reliance on non-core funding including brokered deposits.

Results of Operations

The Company had a net loss of $1,098,804 or $.46 per share for the quarter ended March 31, 2010 compared to a net loss of $574,035 or $.24 per share for the quarter ended March 31, 2009.  During the quarter ended March 31, 2010, the Company recorded a provision for loan losses of $839,167, compared to $856,656 for the same period in 2009 (See additional discussion at Provision for Loan Losses).

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Interest income for the quarter ended March 31, 2010 was $1,376,023 compared to $1,673,198 for the same period in 2009. Total interest expense was $555,835 for the quarter ended March 31, 2010 compared to $811,123 for the same period in 2009. Net interest margin was 3.25% for the first three months of 2010 compared to 3.14% for the comparable period in 2009, or an 11 basis point increase.  The net change in the net interest margin was a result of the net decrease in the yield on interest-earning assets of approximately 64 basis points compared to the decrease in the rate paid on interest-bearing liabilities of 75 basis points, which is attributable to the extended low interest rate environment where the Company’s assets initially repriced faster than its liabilities.  Net interest margin for the three months ended March 31, 2010 when compared to the same period in 2009 was also favorably impacted by the Company’s focus on growing lower cost core deposits.  However, net interest income was negatively impacted as the Company continued to reduce its loan portfolio. Based on the Company’s mix of interest earning assets and interest bearing liabilities, management believes that net interest margin should begin to stabilize for the remainder of the year.  Many economists now believe we are at or near the end of interest rate cuts. If interest rates remain stable or begin to increase, net interest margin should continue to increase.

 Provision for Loan Losses

The provision for loan losses represents a charge to operations necessary to establish an allowance for possible loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses during the three-month period ended March 31, 2010 was $839,167 as compared to $856,656 for the same three-month period ended March 31, 2009.  During the three months ended March 31, 2010, loan charge-offs were $1,334,334, compared to $713,997 for the three months ended March 31, 2009.  The recoveries for the three-month periods ended March 31, 2010 and 2009 were $27,712 and $16,125, respectively. These continued elevated levels of provision expense were primarily caused by the continued deterioration in the Company’s construction and development loan portfolio, particularly loans to residential builders and developers for projects in the Company’s Blount County market as well as increased unemployment in the Bank’s primary market areas of Greene and Blount Counties, Tennessee.  The Company’s construction and development loan portfolio continues to experience weakness due to continuing decreased real estate sales in the Company’s markets, particularly the Blount County market, which has led to falling appraisal values of the collateral which secures the Company’s construction and development loan portfolio.  The Company’s collateral, for substantially all construction and development loans, is its primary source of repayment and as the value of the collateral deteriorates, ultimate repayment by the borrower becomes increasingly unlikely. The allowance for loan losses was $2,615,204 at March 31, 2010 as compared to $3,082,659 at December 31, 2009, a decrease of 15.2%.  The allowance for loan losses at March 31, 2009 was $2,532,432, or 2.4% of total loans at that date. The allowance was approximately 2.9% of loans at March 31, 2010.

Management feels that the allowance for loan losses is adequate at March 31, 2010. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, or changes in the circumstances of particular borrowers.  Management intends to pursue more aggressive strategies for problem loan resolution, and is committed to bolster loan loss reserves to levels sufficient to absorb losses recognized in the pursuit of this strategy.

Provision for / Benefit from Income Taxes

The Company had no expense or benefit from income taxes for the three months ended March 31, 2010, compared to a benefit of $353,408 for the same period in 2009.  The significant decline from 2009 was a result of a valuation allowance on a substantial portion of our deferred tax assets at March 31, 2010. The tax benefit created by the net loss during the quarter was offset by additional deferred tax asset valuation.

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for the three months ended March 31, 2010 was $119,975, compared to $149,073 for the same period in 2009.  Service charges on deposit accounts decreased $11,397 to $91,684 for the three months ended March 31, 2010 from $103,081 for the same period in 2009. Most of the $11,397 decrease was related to declines in NSF and overdraft fees.  These fees are primarily activity driven and relate to transaction based checking accounts.  The Bank noted a decline in checking account balances when comparing the first quarter of 2010 to the first quarter of 2009, and a corresponding decrease in NSF and overdraft transactions during the first quarter of 2010, as compared to the first quarter of 2009.  Fees from origination of mortgage loans sold decreased $8,296 from $10,499 in the first quarter of 2009 to $2,203 in the first quarter of 2010.  The first quarter of 2009 was unusually high due to the favorable interest rate environment and corresponding refinancing that occurred in early 2009.

Noninterest Expense

Noninterest expenses totaled $1,199,800 for the three months ended March 31, 2010 as compared to $1,081,935 for the three months ended March 31, 2009 and consisted of employee costs, occupancy expense, legal and professional expenses and other operating expenses.  Salaries and wages decreased $79,636 from $485,467 for the three months ended March 31, 2009 when compared to $405,831 for the three months ended March 31, 2010. Occupancy expenses decreased $5,588 from $146,972 for the three months ended March 31, 2009 when compared to $141,384 for the three months ended March 31, 2010.  Most of the decrease in employee costs is attributable to a focused effort by management and the Board to improve its personnel efficiency and reduce headcount and related costs in this tough economic period. Legal and professional expenses decreased $16,371 from $132,374 for the three months ended March 31, 2009 when compared to $116,003 for the three months ended March 31, 2010, with a portion of this decrease directly related to the resignation of a former CEO during 2009.  Other noninterest expense increased $233,253 from $211,158 for the three months ended March 31, 2009 to $444,411 for the three months ended March 31, 2010.  Most of the increase in other noninterest expense can be attributed to higher FDIC premiums, foreclosed real estate expenses and losses on sales of foreclosed assets. Foreclosed real estate expense was $211,281 for the first three months of 2010 compared to $12,489 for the comparable period in 2009. The increase in foreclosed real estate expense is related to the continued deterioration of local real estate values in the Company’s market, particularly with respect to foreclosed properties acquired from builders and residential land developers. Foreclosed real estate expense is composed of three types of charges: maintenance costs, valuation adjustments based on new appraisal values and gains or losses on disposition. At March 31, 2010, the Company had $4.1 million in foreclosed assets compared to $2.4 million at March 31, 2009 and $3.4 million at December 31, 2009. The Company anticipates that foreclosed real estate charges will remain at elevated levels throughout 2010 as it anticipates that balances of foreclosed assets will remain at elevated levels for the remainder of 2010.

Financial Condition

Total assets at March 31, 2010, were $114,505,888, a decrease of $3,708,350 or 3.1% compared to 2009 year-end assets of $118,214,238.  Deposits decreased to $104,100,373 at March 31, 2010, a decrease of $2,409,207 or 2.3% from $106,509,580 at December 31, 2009. The Company is taking measures to maintain liquidity by offering attractive rates to customers. Premises and equipment decreased to $4,986,591 at March 31, 2010 a decrease of $60,456 or 1.2% from $5,047,047 at December 31, 2009, primarily as a result of minimal fixed asset purchases coupled with normal depreciation charges.  Other significant additions noted as of March 31, 2010 when compared to December 31, 2009 relate to foreclosed assets.  Foreclosed assets increased $653,037 from $3,409,635 at December 31, 2009 to $4,062,672, or 19.2%, at March 31, 2010.

The Company places an emphasis on an integrated approach to its balance sheet management.  Significant balance sheet components of loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below.

Loans

Net loans outstanding totaled $87,386,534 at March 31, 2010 compared to $92,562,338 at December 31, 2009.  The decrease in loan volume is largely attributable to management’s strategy to decrease concentrations in certain loan types, particularly residential real estate construction and development loans, and the movement of one large real estate loan to OREO following completion of foreclosure.  Management is monitoring the portfolio closely and believes it has identified and properly reserved for all major problem credits in the portfolio.  In the event that a loan is ninety days or more past due, the accrual of income is generally discontinued when the full collection of principal and interest is in doubt unless the obligations are both well secured and in the process of collection.  At March 31, 2010 there was $7,779,314 in loans not accruing interest. The continued elevated levels of  nonaccrual loans and non-performing asset balances that the Company experienced in the first three months of 2010 is primarily related to a weakened real estate market in the Company’s market areas, particularly its Blount County market.  Within this segment of the loan portfolio, the Company makes loans to home builders and developers and sub-dividers of land.  These borrowers have experienced stress due to a combination of declining residential real estate demand and resulting price and collateral value declines.  Further, housing starts in the Company’s market areas continue to lag at historical levels.

The following is a summary of information pertaining to impaired loans:

	March 31,	December 31,
	2010	2009
Impaired loans without a specific valuation allowance	$4,012,883	$5,324,899
Impaired loans with a specific
valuation allowance	$5,396,484	$6,622,969
Total specifically evaluated
impaired loans	$9,409,367	$11,947,868
Specific valuation allowance
related to impaired loans	$944,519	$2,049,912

In addition to the specifically evaluated impaired loans above, the Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment.  Loans collectively evaluated for impairment with a classification of special mention, substandard and doubtful, as of March 31, 2010 and December 31, 2009 were $314,216 and $2,972,100, respectively.  The Bank has reserved $33,238 and $101,994 related to these loans as of March 31, 2010 and December 31, 2009, respectively.

There are no commitments to lend additional funds to any of the impaired borrowers.

As of March 31, 2010, the Company has identified loans aggregating $9,723,583 as being impaired of which $7,779,314 are non-performing as it relates to payment of interest.  The increase in impaired loans between March 31, 2009 and March 31, 2010 was primarily related to the weakened residential and commercial real estate market in the Company’s market areas as well as the impact of rising unemployment levels in those areas.  Within the residential and commercial real estate segment of the portfolio, the Company makes loans to, among other borrowers, home builders and developers of land.  These borrowers have experienced stress during the current economic climate due to a combination of declining demand for residential real estate and the resulting price and collateral value declines.  In addition, housing starts in the Company’s market areas continue to lag historical levels.  Continuation of the current challenging economic environment will likely cause the Company’s real estate construction and land development loans to continue to underperform and such underperformance, along with increased stress on individual borrowers, particularly those impacted by the elevated unemployment rates in the Greene and Blount County markets, may result in increased levels of impaired loans which may negatively impact the Company’s results of operations.

Nonperforming Assets

At March 31, 2010 the Company had $11.9 million in nonperforming assets compared to $11.2 million at December 31, 2009 and $5.1 million at March 31, 2009. Included in nonperforming assets at March 31, 2010 were $7.8 million in nonperforming loans and $4.1 million in other real estate owned. The continued elevated levels of nonperforming asset balances that the Company continues to experience is primarily related to a weakened residential real estate market in the Company’s primary markets. Home builders and developers and sub-dividers of land have continued to experience stress due to a combination of declining residential demand for new housing and resulting price and collateral value declines in the Company’s market areas. The Company believes that its nonperforming asset levels will remain elevated throughout the remainder of 2010 as it works diligently to remediate these assets.

Restricted Equity Investments

Federal Home Loan Bank (“FHLB”) stock at March 31, 2010 had an amortized cost and market value of $296,500 as compared to an amortized cost and market value of $296,500 at December 31, 2009.   As a member of the FHLB, the Company is required to maintain stock in an amount equal to a minimum of .15% of total assets and 4% of outstanding FHLB advances.  Federal Home Loan Bank stock is carried at cost.  Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Securities Available for Sale

Securities have been classified in the balance sheet according to management’s intent as securities available for sale.  The amortized cost and approximate fair value of securities at March 31, 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale:
U.S. Government-sponsored Enterprises (GSEs)	$2,998,501	$2,190	$(5,721)	$2,994,970

At March 31, 2010, securities with a carrying value of approximately $2,494,000 were pledged to secure a federal funds line of credit with the First National Bankers Bank, Alabama.

Deposits

Total deposits, which are the principal source of funds for the Company, were $104,100,373 at March 31, 2010, compared to $106,509,580 at December 31, 2009, representing a decrease of 2.3%.  The Company has targeted local consumers, professional and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.   The Company established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans. At March 31, 2010 the Company had outstanding advances of $5,166,583 at the Federal Home Loan Bank compared with $5,310,497 at December 31, 2009. At March 31, 2010 and December 31, 2009, the Company also had $1,000,000 in short-term borrowings from Jefferson Federal Bank which matures on June 29, 2010 and is secured by 100% of the Bank’s common stock.  Further, there are $21,000 in loans due to directors at March 31, 2010.

Because the Bank is “undercapitalized” under the prompt corrective action provisions of the FDICIA and subject to minimum capital requirements in the Order (as defined below), it may not accept, renew or rollover brokered deposits.  It is also prohibited from paying interest on deposits at rates higher than certain nationally prescribed rates.  These limitations could place pressure on the Bank’s liquidity as it may be unable to retain deposits as they mature.

Capital

Equity capital at March 31, 2010 was $3,242,891 a decrease of $1,073,399 from $4,316,290 at December 31, 2009, due to a net loss of $1,098,804, offset in part by an unrealized holding gain on available for sale securities of $7,111 and the sale of $62,000 of preferred stock minus the issuance cost of $43,706.

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

As a result of the Bank’s total risk-based capital ratio falling below 8% at June 30, 2009 and remaining in this category at March 31, 2010, the Bank will be considered undercapitalized and it is subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which among other things: (i) restricts payment of capital distributions and management fees; (ii) requires that the FDIC monitor the condition of the Bank; (iii) requires submission of a capital restoration plan within 45 days; (iv) restricts the growth of the Bank's assets; and (v) requires prior approval of certain expansion proposals, many of which restrictions or obligations, including the requirement to submit a capital restoration plan, the Bank was already subject to as a result of the Order. The Bank has submitted its capital restoration plan to the FDIC for approval, but the plan has not yet been approved by the FDIC.

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

At March 31, 2010, the Bank’s Tier 1 risk-based capital ratio was in excess of the regulatory minimums.  The Bank’s Tier 1 leverage ratio and Total risk-based capital ratio were less than the required minimum ratios.  Those ratios are as follows:

	Required Minimum Ratio	To be Well Capitalized	Requirements Under the Order	Bank
Tier 1 leverage ratio	4.00%	5.00%	8.00%	3.53%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.00%	4.45%
Total risk-based capital ratio	8.00%	10.00%	11.00%	5.67%

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

At March 31, 2010, approximately 69% of the institution’s gross loans had adjustable rates.  Based on the asset/liability modeling, management believes that these loans reprice at a faster pace than liabilities held at the institution.  Because the majority of the institution’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin.  Floors in the majority of the institution’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at March 31, 2010, had outstanding unused lines of credit and standby letters of credit that totaled approximately $7,222,000.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate federal funds sold and available for sale securities, or, on a short-term basis, to purchase federal funds from a correspondent bank. At March 31, 2010, the Company had established with a correspondent bank the ability to purchase federal funds if needed up to $1,575,000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth on pages 15 through 23 of Item 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS is incorporated herein by reference.

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

b)                                    Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	No repurchases of Company securities were made during the quarter ended March 31, 2010.

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

Item 4.    (REMOVED AND RESERVED)

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

AMERICAN PATRIOT FINANCIAL GROUP, INC.
(Registrant)

DATE: May 17, 2010	/s/ John D. Belew
John D. Belew
Chief Executive Officer

DATE: May 17, 2010	/s/ T. Don Waddell
T. Don Waddell
Chief Financial Officer