Form 10-Q
period 2010-06-30
American Patriot Financial Group, Inc.
filed 2010-08-16
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 1, 2010, there were 2,389,391 shares of common stock, $0.333 par value, issued and outstanding.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED BALANCE SHEETS

Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements
	As of	As of
	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash and due from banks	$3,811,911	$4,606,244
Federal funds sold	3,273,575	3,137,654
Interest-bearing deposits in banks	1,008,027	2,470,118
Cash and cash equivalents	8,093,513	10,214,016
Securities available for sale	3,010,350	2,984,945
Federal Home Loan Bank stock, at cost	296,500	296,500
Loans, net of allowance for loan losses of
$2,578,066 in 2010 and $3,082,659 in 2009	83,484,978	92,562,338
Premises and equipment, net	4,923,324	5,047,047
Accrued interest receivable	535,590	390,165
Deferred tax assets, net	218,035	228,303
Foreclosed assets	4,575,315	3,409,635
Cash surrender value of bank owned life insurance	2,517,620	2,464,771
Other assets	572,537	616,518
Total Assets	$108,227,762	$118,214,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$5,950,528	$6,669,598
Interest-bearing
Money market, interest checking and savings	22,848,379	25,512,212
Time deposits	71,083,859	74,327,770
Total Deposits	99,882,766	106,509,580
Accrued interest payable	347,687	621,045
Other liabilities	472,619	428,826
Federal Home Loan Bank and other borrowings	4,380,612	6,338,497
Total Liabilities	105,083,684	113,897,948
Commitments and Contingencies	-	-
STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares;
issued and outstanding 177 shares at June 30, 2010	136,937	-
Common stock, $0.333 par value; authorized
6,000,000 shares; issued and outstanding 2,389,391
shares at June 30, 2010 and December 31, 2009	796,337	796,337
Additional paid-in capital	7,167,260	7,167,260
Retained deficit	(4,963,712)	(3,638,017)
Accumulated other comprehensive income	7,256	(9,290)
Total Stockholders’ Equity	3,144,078	4,316,290
Total Liabilities and Stockholders’ Equity	$108,227,762	$118,214,238

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009

Interest and dividend income:
Loans, including fees	$2,734,011	$3,159,269
Investment securities	24,745	-
Dividends on Federal Home Loan Bank stock	6,653	6,528
Federal funds sold and other	13,689	11,505
Total interest and dividend income	2,779,098	3,177,302

Interest expense:
Deposits	950,344	1,493,467
Borrowed funds	96,195	130,417
Total interest expense	1,046,539	1,623,884
Net interest income before provision for loan losses	1,732,559	1,553,418

Provision for loan losses	847,901	2,024,995
Net interest income (loss) after provision for loan losses	884,658	(471,577)

Noninterest income:
Service charges on deposit accounts	193,932	210,158
Fees from origination of mortgage loans sold	9,248	15,875
Other	60,302	70,763
Total noninterest income	263,482	296,796

Noninterest expense:
Salaries and employee benefits	754,670	889,132
Occupancy	288,172	303,910
Advertising	10,573	25,995
Data processing	160,492	165,289
Legal and professional	253,074	388,069
Other operating	1,003,211	482,356
Total noninterest expense	2,470,192	2,254,751

Net loss before income taxes	(1,322,052)	(2,429,532)

Income tax benefit	-	(930,340)

Net loss	(1,322,052)	$(1,499,192)

Basic net loss per common share	$(.55)	$(.63)
Diluted net loss per common share	$(.55)	$(.63)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2010	June 30, 2009

Interest and dividend income:
Loans, including fees	$1,379,864	$1,492,679
Investment securities	12,800	-
Dividends on Federal Home Loan Bank stock	3,290	3,234
Federal funds sold and other	7,121	8,191
Total interest and dividend income	1,403,075	1,504,104

Interest expense:
Deposits	458,161	747,850
Borrowed funds	32,543	64,911
Total interest expense	490,704	812,761
Net interest income before provision for loan losses	912,371	691,343

Provision for loan losses	8,734	1,168,339
Net interest income (loss) after provision for loan losses	903,637	(476,996)

Noninterest income:
Service charges on deposit accounts	102,248	107,077
Fees from origination of mortgage loans sold	7,045	5,376
Other	34,214	35,270
Total noninterest income	143,507	147,723

Noninterest expense:
Salaries and employee benefits	348,839	403,665
Occupancy	146,788	156,938
Advertising	3,897	3,581
Data processing	74,997	81,739
Legal and professional	137,071	255,695
Other operating	558,800	271,199
Total noninterest expense	1,270,392	1,172,817

Net loss before income taxes	(223,248)	(1,502,090)

Income tax benefit	-	(576,933)

Net loss	(223,248)	$(925,157)

Basic net loss per common share	$(.09)	$(.39)
Diluted net loss per common share	$(.09)	$(.39)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
Six Months Ended June 30, 2010

						Accumulated
				Additional		Other
	Comprehensive	Preferred	Common	Paid-In	Retained	Comprehensive
	Income	Stock	Stock	Capital	Deficit	Income	Total

Balance, December 31, 2009		$-	$796,337	$7,167,260	$(3,638,017)	$(9,290)	$4,316,290

Comprehensive loss:
Net loss	$(1,322,052)	-	-	-	(1,322,052)	-	(1,322,052)
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of tax effect of $10,268	16,546	-	-	-	-	16,546	16,546

Total comprehensive loss	$(1,305,506)

Issuance of preferred stock		133,294	-	-	-	-	133,294
Accretion of discount on preferred stock - Series A		3,643	-	-	(3,643)	-	-

Balance, June 30, 2010		$136,937	$796,337	$7,167,260	$(4,963,712)	$7,256	$3,144,078

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,322,052)	$(1,499,192)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for loan losses	847,901	2,024,995
Depreciation	138,569	158,486
Write-down of foreclosed assets	78,739	-
Realized loss on sales of foreclosed assets	154,073	2,415
Deferred income tax benefit	-	(930,340)
Increase in cash surrender value of bank owned life insurance	(52,849)	(57,808)
Net change in:
Accrued interest receivable	(145,425)	88,803
Other assets	43,981	34,500
Other liabilities	43,793	(2,966)
Accrued interest payable	(273,358)	162,204
Net cash used in operating activities	(486,628)	(18,903)

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(500,000)	-
Maturities, prepayments, and calls	501,409	-
Federal Home Loan Bank stock purchase	-	(5,300)
Proceeds from sale of foreclosed assets	493,855	14,952
Loan originations and principal collections, net	6,337,112	(1,781,222)
Additions to premises and equipment	(14,846)	(4,718)
Net cash provided by (used in) investing activities	6,817,530	(1,776,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits (non-time deposits)	(3,382,903)	6,168,250
Net change in time deposits	(3,243,911)	7,681,140
Issuance of stock	133,294	-
Repayments of other borrowings	(107,000)	-
Federal Home Loan Bank repayments	(1,850,885)	(117,382)
Net cash (used in) provided by financing activities	(8,451,405)	13,732,008

Net change in cash and cash equivalents	(2,120,503)	11,936,817

Cash and cash equivalents at beginning of period	10,214,016	6,396,406

Cash and cash equivalents at end of period	$8,093,513	$18,333,223

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$1,319,897	$1,461,680
Income taxes paid	$-	$152,004

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Loans moved to foreclosed/repossessed assets	$1,892,347	$2,454,965

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation  S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Certain amounts from prior period financial statements have been reclassified to conform to current period’s presentation.

Preferred Stock Issuance:

In accordance with its charter, the Company has authorized and began offering and issuing up to 5,000 shares of series A Preferred Stock (preferred stock) at a price of $1,000 per share.  The preferred stock will accrue cumulative dividends at a rate of 6% per annum.  Dividends will be payable quarterly in arrears.  However, the Bank and Company are currently prohibited from paying dividends.  The shares have a liquidation preference of $1,000 per share.  The shares may be converted to common stock after three years at a $5.00 per share conversion rate.  The preferred stock is redeemable only at the option of the Company, subject to regulatory approval, after the third anniversary date of the investment at 100% of the issuance price of $1,000 per share plus any accrued and unpaid dividends.  The preferred stock ranks senior to the Company's common stock, and no dividends on common stock may be declared or paid until all accrued and unpaid dividends for all past dividend periods have been paid on the preferred stock.  The preferred stock is non-voting, other than certain class voting rights. For the six months ended June 30, 2010, the Company issued 177 shares of preferred stock.  The Company incurred $43,706 in issuance costs.

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

No options were granted during the six months ended June 30, 2010, and no compensation cost related to options is recognized in the consolidated statements of income for the six months ended June 30, 2010 or 2009.  No intrinsic value exists at June 30, 2010, as the market price of the Company's common stock of $2.75 per common share is below the exercise price of the outstanding options.

Note 3.   Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share (EPS) of common stock is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares and potential dilutive common shares outstanding during the period.  Stock options are regarded as potential common shares.  Potential common shares are computed using the treasury stock method.  For the six months ended June 30, 2010, 31,650 options are excluded from the effect of dilutive securities because they are anti-dilutive; 71,150 options are similarly excluded from the effect of dilutive securities for the six months ended June 30, 2009.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per share computations for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010		2009
	Income (Loss)	Shares	Income (Loss)	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income (loss) available to
common stockholders	$(223,248)	2,389,391	$(925,157)	2,389,391

Effect of dilutive securities
Stock options outstanding	-	-	-	-

Diluted EPS
Income (loss) available to
common shareholders plus
assumed conversions	$(223,248)	2,389,391	$(925,157)	2,389,391

	Six Months Ended June 30,
	2010		2009
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income (loss) available to
common stockholders	$(1,322,052)	2,389,391	$(1,499,192)	2,389,391

Effect of dilutive securities
Stock options outstanding	-	-	-	-

Diluted EPS
Income (loss) available to
common shareholders plus
assumed conversions	$(1,322,052)	2,389,391	$(1,499,192)	2,389,391

Note 4.	Fair Value Disclosures

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. Government-sponsored Enterprises (GSEs)	$3,010,350	$-	$3,010,350	$-

Cash surrender value of life insurance	$2,517,620	$-	$2,517,620	$-

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

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,109,835	$-	$4,109835	$-
Foreclosed real estate	4,575,315	-	3,873,457	701,858

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at June 30, 2010.

The carrying amount and estimated fair value of the Company's financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:

Cash and cash equivalents	$8,093,513	$8,093,513	$10,214,016	$10,214,016
Securities available for sale	3,010,350	3,010,350	2,984,945	2,984,945
Federal Home Loan Bank stock	296,500	296,500	296,500	296,500
Loans, net	83,484,978	83,659,265	92,562,338	92,675,811
Accrued interest receivable	535,590	535,590	390,165	390,165
Cash surrender value of life insurance	2,517,620	2,517,620	2,464,771	2,464,771

Financial Liabilities:
Deposits	99,882,766	100,235,363	106,509,580	107,009,991
Accrued interest payable	347,687	347,687	621,045	621,045
Federal Home Loan Bank and other borrowings	4,380,612	4,478,715	6,338,497	6,495,938

Note 5.	Securities Available for Sale

Securities have been classified in the balance sheet according to management’s intent as securities available for sale. The amortized cost and approximate fair value of securities are as follows:

June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available for sale:
U.S. Government-sponsored Enterprises (GSEs)	$2,998,591	$11,759	$-	$3,010,350

December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available for sale:
U.S. Government-sponsored Enterprises (GSEs)	$3,000,000	$2,490	$(17,545)	$2,984,945

U.S. Government sponsored enterprises include entities such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

The securities have maturity dates of one to five years.

Securities with a carrying value of approximately $3,010,000 at June 30, 2010 were pledged to secure a federal funds line of credit with First National Bankers Bank, Alabama.

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model.  The Company conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Company does not have any securities that have been classified as other-than-temporarily-impaired at June 30, 2010.

Note 6.	Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.  Material events or transactions occurring after June 30, 2010, that provided additional evidence about conditions that existed at June 30, 2010, have been recognized in the financial statements for the period ended June 30, 2010.  Events or transactions that provided evidence about conditions that did not exist at June 30, 2010, have not been recognized in the financial statements for the period ended June 30, 2010.

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2010-18 ("ASU 2010-18"), Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (ASC Topic 310, Receivables).  ASU 2010-18 provides that modifications of loans that are accounted for within a pool under Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting guidance.  ASU 2010-18 is effective for interim and annual reporting periods ending on or after July 15, 2010.  The adoption of this standard is not expected to materially impact the Company's consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 ("ASU 2010-20"),  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASC Topic 310, Receivables).   ASU 2010-20 will improve transparency by requiring expanded disclosures about the credit quality of our loans and the related reserves against them.  ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard is not expected to materially impact the Company's consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Forward-Looking Statements

Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws.  Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  The use of such words as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “attempt”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, “forecast,” and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  Factors that could cause actual results to differ materially from the results anticipated, but not guaranteed, in this Report, include those factors included in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and include (without limitation) deterioration in the financial condition of borrowers resulting in significant increases in loan losses, and provisions for those losses, economic and social conditions, competition for loans, mortgages, and other financial services and products, results of regulatory examinations and/or efforts to comply with the requirements of regulatory proceedings, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, and other risks that cannot be accurately quantified or completely identified.  Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period.  The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results.  The Company is unable to predict the types of circumstances, conditions and factors that can cause anticipated results to change.  The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changed or unanticipated events, circumstances or results.

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

Liquidity

At June 30, 2010, the Company had liquid assets of approximately $11.1 million in the form of cash, federal funds sold and securities available for sale compared to approximately $13.2 million on December 31, 2009.  Management believes that the liquid assets are adequate at June 30, 2010. Additional liquidity should be provided by the growth in deposit accounts and loan repayments.  The Company also has the ability to purchase federal funds. Management has taken a pro-active approach to develop a larger local deposit base to help reduce any risk of over reliance on non-core funding including brokered deposits.

Results of Operations

The Company had a net loss of $(223,248) or $(.09) per share for the quarter ended June 30, 2010 compared to a net loss of $(925,157) or $(.39) per share for the quarter ended June 30, 2009.  The Company had a net loss for the six months ended June 30, 2010 of $(1,322,052) as compared to a net loss of $(1,499,192) for the same period in 2009. During the quarter ended June 30, 2010, the Company recorded a provision for loan losses of $8,734 as compared to $1,168,339 for the same period in 2009.

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings.  Interest income for the quarter ended June 30, 2010 was $1,403,075 compared to $1,504,104 for the same period in 2009, and total interest expense was $490,704 in 2010 compared to $812,761 in 2009 for the same period.  Interest income for the six months ended June 30, 2010 was $2,779,098, compared to $3,177,302 for the same period in 2009, and total interest expense was $1,046,539 in 2010 compared to $1,623,884 in 2009 for the same period.  Net interest margin was 3.47% for the first six months of 2010 compared to 2.76% for the comparable period in 2009, or a 71 basis point increase. Our net interest margin has begun to stabilize in 2010 and improve as compared to 2009 comparable periods and should continue to do so for the remainder of the year.  Many economists now believe we are at the end of interest rate cuts with likely increases later in 2010. If interest rates remain stable or begin to increase, net interest margin should continue to increase.  However, continued elevated levels of nonaccrual loans will continue to negatively impact our net intrest margin. Net interest income before provision for loan losses increased by $221,028 and $179,141 for the three and six months ended June 30, 2010, respectively, compared to the comparable periods in 2009.

Provision for Loan Losses

The provision for loan losses represents a charge to operations necessary to establish an allowance for possible loan losses, which in management's evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses for the three month and six month periods ended June 30, 2010 was $8,734 and $847,901, respectively, as compared to $1,168,339 and $2,024,995 for the same three month and six month periods ended June 30, 2009.  During the three and six months ended June 30, 2010, loan charge-offs were $53,982 and $1,388,316, respectively.  The recoveries for the three and six month periods ended June 30, 2010 were $8,110 and $35,822, respectively.  The allowance for loan losses was $2,578,066 at June 30, 2010 as compared to $3,082,659 at December 31, 2009, a decrease of 16.4%.  The allowance was 3.0% of loans at June 30, 2010 as compared to 2.9% at March 31, 2010 and 3.2% at December 31, 2009.  These continued elevated levels of allowance for loan losses were primarily caused by provision expense in 2009 and the first three months of 2010 reflecting the continued deterioration in the Company’s construction and development loan portfolio, particularly loans to residential builders and developers for projects in the Company’s Blount County market as well as continued elevated unemployment in the Bank’s primary market areas of Greene and Blount Counties, Tennessee.  The Company’s construction and development loan portfolio continues to experience weakness due to continuing decreased real estate sales in the Company’s markets, particularly the Blount County market, which has led to falling appraisal values of the collateral which secures the Company’s construction and development loan portfolio.  The Company’s collateral, for substantially all construction and development loans, is its primary source of repayment and as the value of the collateral deteriorates, ultimate repayment by the borrower becomes increasingly unlikely. Management feels that the allowance for loan losses is adequate at June 30, 2010. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, or changes in the circumstances of particular borrowers.  Management intends to pursue more aggressive strategies for problem loan resolution, and is committed to bolster loan loss reserves to levels sufficient to absorb losses recognized in the pursuit of this strategy.

Provision for/ Benefit from Income Taxes

The Company had no expense or benefit from income taxes for the three and six months ended June 30, 2010, as compared to a benefit of $576,933 and $930,340 for the three and six months ended June 30, 2009. The significant decline from 2009 was a result of a valuation allowance on a substantial portion of our deferred tax assets during 2010. The tax benefit created by the net loss during the quarter was offset by additional deferred tax asset valuation.

Noninterest Income

The Company's noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for the three and six months ended June 30, 2010 was $143,507 and $263,482, respectively, compared to $147,723 and $296,796 for the same periods in 2009.  Service charges on deposit accounts decreased $4,829 and $16,226 for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. Most of the decrease was related to declines in NSF and overdraft fees. These fees are primarily activity driven and relate to transaction based checking accounts.  The Bank noted a decline in checking account balances when comparing the first and second quarters of 2010 to the same periods in 2009. Fees from origination of mortgage loans sold increased for the three months ended June 30, 2010 by $1,669, while decreasing for the six months ended June 30, 2010 by $6,627 when compared to the same periods in 2009.

Noninterest Expense

Noninterest expenses totaled $1,270,392 and $2,470,192 for the three and six months ended June 30, 2010, as compared to $1,172,817 and $2,254,751 for the same periods in 2009.   Salaries and benefits decreased $54,826 and $134,462 for the three and six months ended June 30, 2010, as compared to the same periods in 2009.  The decrease in salaries and benefits for the three and six months ended June 30, 2009 is due to reductions in senior level management positions. Legal and professional fees decreased $118,624 and $134,995 for the three and six months ended June 30, 2010, as compared to the same periods in 2009 with a portion of this decrease directly related to the resignation of a former CEO during 2009 along with the issuance of a Cease and Desist order by the FDIC during 2009. The Company has incurred significant noninterest expense increases in other operating expenses primarily as a result of increased collection expenses, ATM expenses, FDIC insurance, state banking assessments and foreclosed real estate expenses and losses on sales of foreclosed assets. The increase in foreclosed real estate expense is related to the continued weakness in local real estate values in the Company’s market, particularly with respect to foreclosed properties acquired from builders and residential land developers. Foreclosed real estate expense is composed of three types of charges: maintenance costs, valuation adjustments based on new appraisal values and gains or losses on disposition. Combined, other operating expenses increased $287,601 and $520,855 for the three and six months ended June 30, 2010, when compared to the same periods in 2009.

Financial Condition

Total assets at June 30, 2010, were $108,227,762, a decrease of $9,986,476 or 8.5% compared to 2009 year-end assets of $118,214,238.  Deposits decreased to $99,882,766 at June 30, 2010, a decrease of $6,626,814 or 6.2% from $106,509,580 at December 31, 2009. Premises and equipment decreased to $4,923,324 at June 30, 2010 a decrease of $123,723, or 2.5%, from $5,047,047 at December 31, 2009, primarily as a result of minimal fixed asset purchases coupled with normal depreciation charges.  Other significant changes noted as of June 30, 2010 when compared to December 31, 2009 relate to foreclosed assets which increased by $1,165,680 or 34.2% to $4.6 million at June 30, 2010 compared to $3.4 million at December 31, 2009.  The Company anticipates that foreclosed real estate assets and related charges will remain at elevated levels throughout 2010.

The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below.

Loans

Net loans outstanding totaled $83,484,978 at June 30, 2010 compared to $92,562,338 at December 31, 2009, a decrease of $9,077,360 or 9.8%. The decrease in loan volume is largely attributable to management’s strategy to decrease concentrations in certain loan types, particularly residential real estate construction and development loans, and the movement of one large real estate loan totaling $1,086,704 to foreclosed real estate following completion of foreclosure.  Management is monitoring the portfolio closely and believes it has identified and properly reserved for all major problem credits in the portfolio.  In the event that a loan is ninety days or more past due, the accrual of income is generally discontinued when the full collection of principal and interest is in doubt unless the obligations are both well secured and in the process of collection.  At June 30, 2010 there was $5,688,663 in loans not accruing interest as compared to $7,790,863 at December 31, 2009. Although reduced from December 31, 2009 levels as a result of some of these loans being foreclosed on and transferred to foreclosed real estate, the level of nonaccrual loans remains elevated over historical levels as a result of the continued weakened real estate market in the Company’s market areas, particularly its Blount County market.  Within this segment of the loan portfolio, the Company makes loans to home builders and developers and sub-dividers of land.  These borrowers have experienced stress due to a combination of declining residential real estate demand and resulting price and collateral value declines.  Further, housing starts in the Company’s market areas continue to lag at historical levels.

The following is a summary of information pertaining to impaired loans:

	June 30,	December 31,
	2010	2009

Impaired loans without a specific valuation allowance	$4,837,464	$5,324,899
Impaired loans with a specific valuation allowance	$5,035,375	$6,622,969
Total specifically evaluated impaired loans	$9,872,839	$11,947,868
Specific valuation allowance related to impaired loans	$925,540	$2,049,912

In addition to the specifically evaluated impaired loans above, the Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment.  Loans collectively evaluated for impairment, with a classification of special mention, substandard and doubtful, as of June 30, 2010 and December 31, 2009 were $162,775 and $2,972,100 respectively.  The Bank has reserved $16,651 and $101,994 related to these loans as of June 30, 2010 and December 31, 2009, respectively.

There are no commitments to lend additional funds to any of the impaired borrowers.

As of June 30, 2010, the Company has identified loans aggregating $9,872,839 as being impaired, of which $5,688,663 are non-performing as it relates to payment of interest.  The aforementioned total is approximately $2,100,000 less than reported at December 31, 2009.  The decrease is primarily related to identified problem assets centered in the Blount County Market.  Improved collections, obtaining additional collateral, and foreclosures transferred to OREO have all contributed to the reduction of the impaired loans. Continuation of the current challenging economic environment will likely cause the Company’s real estate construction and land development loans to continue to underperform and such underperformance, along with continued stress on individual borrowers, particularly those impacted by the elevated unemployment rates in the Greene and Blount County markets, may result in increased levels of impaired loans which may negatively impact the Company’s results of operations.

Nonperforming Assets

At June 30, 2010 the Company had $10.3 million in nonperforming assets compared to $11.2 million at December 31, 2009. Included in nonperforming assets at June 30, 2010 were $5.7 million in nonperforming loans and $4.6 million in other real estate owned. The continued elevated levels of nonperforming asset balances that the Company continues to experience is primarily related to a weakened residential real estate market in the Company’s primary markets. Home builders and developers and sub-dividers of land have continued to experience stress due to a combination of declining residential demand for new housing and resulting price and collateral value declines in the Company’s market areas. The Company believes that its nonperforming asset levels will remain elevated throughout the remainder of 2010 as it works diligently to remediate these assets.

Restricted Equity Investments

Federal Home Loan Bank (“FHLB”) stock at June 30, 2010 had an amortized cost and market value of $296,500 and remained unchanged from December 31, 2009.   As a member of the FHLB, the Company is required to maintain stock in an amount equal to .15% of total assets.  Federal Home Loan Bank stock is carried at cost.  Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Securities Available for Sale

Securities have been classified in the balance sheet according to management’s intent as securities available for sale.  The amortized cost and approximate fair value of securities at June 30, 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale:
U.S. Government-sponsored Enterprises (GSEs)	$2,998,591	$11,759	$-	$3,010,350

At June 30, 2010, securities with a carrying value of approximately $2,508,590 were pledged to secure a federal funds line of credit with the First National Bankers Bank, Alabama.

Deposits

Total deposits, which are the principal source of funds for the Company, were $99,882,766 at June 30, 2010, compared to $106,509,580 at December 31, 2009, representing a decrease of 6.2%.  The Company has targeted local consumers, professional and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.   At June 30, 2010 the Company had outstanding advances of $3,459,612 at the Federal Home Loan Bank compared with $5,310,497 at December 31, 2009. At June 30, 2010 and December 31, 2009, the Company also had $900,000 and $1,000,000, respectively, in short-term borrowings from Jefferson Federal Bank which matures on August 29, 2010 and is secured by 100% of the Bank’s common stock.  Management is currently negotiating to extend this short-term borrowing but can give no assurance that it will be able to extend the maturity date. If the Company is unable to extend the maturity date, Jefferson Federal Bank could choose to foreclose on the loan and take ownership of the Bank. Further, there are $21,000 in loans due to directors at June 30, 2010.

Because the Bank is  “significantly undercapitalized” under the prompt corrective action provisions of the FDICIA and subject to minimum capital requirements in the Order (as defined below), it may not accept, renew or rollover brokered deposits.  It is also prohibited from paying interest on deposits at rates higher than certain nationally prescribed rates.  These limitations could place pressure on the Bank’s liquidity as it may be unable to retain deposits as they mature.

Capital and Regulatory Matters

Pursuant to the terms of the Cease and Desist Order (the “Order”) that the Bank entered into with the FDIC during the second quarter of 2009, as more fully described below, the Bank is required to develop and implement a capital plan that increases the Bank’s Tier 1 capital ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio to 8%, 10% and 11%, respectively.  The capital plan has been submitted to the FDIC and the Tennessee Department of Financial Institutions (the “TDFI”) for approval. The capital plan has not yet been approved by the FDIC or the TDFI, but, once approved, the Company must immediately initiate measures to effect compliance with the capital plan within 30 days after the FDIC and the TDFI respond to the capital plan.  The Bank and the Company are currently evaluating their respective capital options and the Company believes that it will need to issue additional shares of common or preferred stock to achieve compliance with the minimum capital ratios set forth in the Order. Alternatively, the Company may be required to seek another company with which to merge or by which to be acquired.

As a result of the Bank’s total risk-based capital ratio falling below 8% at June 30, 2009, the Bank was considered undercapitalized since that date (and as described below is now significantly undercapitalized) and it is subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which among other things: (i) restricts payment of capital distributions and management fees; (ii) requires that the FDIC monitor the condition of the Bank; (iii) required submission of a capital restoration plan within 45 days; (iv) restricts the growth of the Bank's assets; and (v) requires prior approval of certain expansion proposals, many of which restrictions or obligations, including the requirement to submit a capital restoration plan, the Bank was already subject to as a result of the Order. The Bank has submitted its capital restoration plan to the FDIC for approval, but the plan has not yet been approved by the FDIC.

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

In August 2010, the FDIC notified the Bank that it intended to issue the Bank a prompt corrective action directive requiring the Bank to submit an acceptable capital restoration plan on or before August 31, 2010 providing that, among other things, at a minimum the Bank shall restore and maintain its capital to the level of “adequately capitalized.”  In the event that the Bank does not increase its Tier 1 capital in accordance with the requirements of this directive, the Bank will be required under the directive to take any necessary action to result in the Bank’s acquisition by another depository institution holding company or merge with another insured depository institution.  The Company will be required to guarantee the capital restoration plan submitted pursuant to the directive to the same extent described in the immediately preceding paragraph. If the Bank is unable to raise capital to the levels required by the directive or, thereafter, to take action necessary to be acquired or merge with another insured depository institution, the FDIC could place the Bank into receivership.  The directive will also impose certain limitations on the Bank’s operations, many of which the Bank is already subject to under the terms of the Order or as a result of the Bank falling below “adequately capitalized” at June 30, 2009, including limitations on the Bank’s ability to pay dividends, to pay management fees to the Company, to grow the Bank’s asset base, to make acquisitions, establish new branches or engage in new lines of business, to pay board and committee fees, to accept, renew or rollover brokered deposits and to pay interest rates on deposits above prescribed national rates.

Equity capital at June 30, 2010 was $3,144,078, a decrease of $1,172,212 from $4,316,290 at December 31, 2009, due to a net loss of $1,322,052 offset in part by an unrealized holding gain on available for sale securities of $16,546 and the sale of $177,000 of preferred stock minus the issuance cost of $43,706.

At June 30, 2010, the Bank’s Tier 1 risk-based capital ratio was in excess of the regulatory minimums.  The Bank’s Tier 1 leverage ratio and Total risk-based capital ratio, however, were less than the required minimum ratios and the Bank, accordingly, now falls within the category of “significantly undercapitalized” within the FDIC's prompt corrective action provisions. In addition to the limitations on the Bank’s activities mandated by the Order, the Bank, because it is significantly undercapitalized, is also now subject to determinations by the FDIC to require the Bank to be recapitalized, to restrict transactions with affiliates, restrict interest paid on deposits and to require changes in the directorate and/or senior management.  The Bank’s respective ratios at June 30, 2010 were as follows:

	Required Minimum Ratio	To be Well Capitalized	Requirements Under the Order	Bank
Tier 1 Leverage ratio	4.00%	5.00%	8.00%	3.52%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.00%	4.38%
Total risk-based capital ratio	8.00%	10.00%	11.00%	5.59%

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

At June 30, 2010, approximately 67% of the Company’s gross loans had adjustable rates.  Based on the asset/liability modeling, management believes that these loans reprice at a faster pace than liabilities held by the Company.  Because the majority of the Company’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin.  Floors in the majority of the Company’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.  However, there is increasing pressure to adjust the floor rates downward in the adjustable rate portfolio as customers become more cost conscious and competition becomes more aggressive.

Off-Balance Sheet Arrangements

At June 30, 2010, the Company had outstanding unused lines of credit and standby letters of credit that totaled approximately $7,069,000.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate federal funds sold or, on a short-term basis, to purchase federal funds from another bank and to borrow from the Federal Home Loan Bank.  At June 30, 2010, the Company had established with a correspondent bank the ability to purchase federal funds if needed.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth on pages 16 through 25 of Item 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, is incorporated herein by reference.

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

b)           Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

None.

Item 1A.    RISK FACTORS

Except as set forth below, there were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009:

The impact on our future results of operations and financial condition of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act is not yet known.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") into law.  The Reform Act significantly reforms the structure of federal financial regulation and enacts new substantive requirements and regulations that apply to a broad range of financial market participants, affecting every segment of the financial services industry, which will alter the way we conduct certain aspects of our business and may restrict our ability to compete, increase costs and reduce revenues.  The Reform Act, among other things, strengthens oversight and regulation of banks and nonbank financial institutions, enhances regulation of over-the-counter derivatives and asset-backed securities, and establishes new rules for credit rating agencies.  The Reform Act may have a significant and negative impact on our earnings through fee reductions, higher costs (from both a regulatory and an implementation perspective) and new restrictions on our operations.  The ultimate impact of the Reform Act on our operations will be dependent on regulatory interpretation and rulemaking, as well as the success of our actions to mitigate the negative impact of such rules and regulations.  The full scope and effect of the Reform Act on the Company and the Bank may not be known for several years.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	No repurchases of Company securities were made during the quarter ended June 30, 2010.

The Company's ability to pay dividends is derived from the income of the Bank.  The Bank's ability to declare and pay dividends is limited by its obligations to maintain sufficient capital by the terms of the Order and the prompt corrective action directive that is likely to be issued by the FDIC in the third quarter of 2010 and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the TDFI.  In addition, the Federal Reserve Board may impose restrictions on the Company's ability to pay dividends on its common stock.  As a result, the Company cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future and the Company has never paid dividends in the past.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

(a)	None.

(b)	None.

Item 4.   (REMOVED AND RESERVED).

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

AMERICAN PATRIOT FINANCIAL GROUP, INC.
(Registrant)

DATE:	August 16, 2010	/s/ John D. Belew
John D. Belew
Chief Executive Officer

DATE:	August 16, 2010	/s/ T. Don Waddell
T. Don Waddell
Chief Financial Officer