Form 10-Q
period 2010-09-30
American Patriot Financial Group, Inc.
filed 2010-11-15
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, there were 2,389,391 shares of common stock, $0.333 par value, issued and outstanding.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED BALANCE SHEETS

Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements
	As of	As of
	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash and due from banks	$5,134,536	$4,606,244
Federal funds sold	2,794,028	3,137,654
Interest-bearing deposits in banks	2,012,173	2,470,118
Cash and cash equivalents	9,940,737	10,214,016
Securities available for sale	2,504,385	2,984,945
Federal Home Loan Bank stock, at cost	296,500	296,500
Loans, net of allowance for loan losses of $2,752,845 in 2010 and $3,082,659 in 2009	78,237,012	92,562,338
Premises and equipment, net	4,860,288	5,047,047
Accrued interest receivable	531,566	390,165
Deferred tax assets, net	223,455	228,303
Foreclosed assets	4,283,118	3,409,635
Cash surrender value of bank owned life insurance	2,544,005	2,464,771
Other assets	201,278	616,518
Total Assets	$103,622,344	$118,214,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$5,007,095	$6,669,598
Interest-bearing
Money market, interest checking and savings	22,756,258	25,512,212
Time deposits	67,596,311	74,327,770
Total Deposits	95,359,664	106,509,580
Accrued interest payable	306,300	621,045
Other liabilities	489,677	428,826
Federal Home Loan Bank and other borrowings	4,371,254	6,338,497
Total Liabilities	100,526,895	113,897,948
Commitments and Contingencies	-	-
STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; issued and outstanding 192 shares at September 30, 2010	155,579	-
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,389,391 shares at September 30, 2010 and December 31, 2009	796,337	796,337
Additional paid-in capital	7,167,260	7,167,260
Retained deficit	(5,026,432)	(3,638,017)
Accumulated other comprehensive income	2,705	(9,290)
Total Stockholders’ Equity	3,095,449	4,316,290
Total Liabilities and Stockholders’ Equity	$103,622,344	$118,214,238

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009

Interest and dividend income:
Loans, including fees	$3,969,548	$4,674,930
Investment securities	37,938	4,173
Dividends on Federal Home Loan Bank stock	9,979	10,224
Federal funds sold and other	21,769	17,959
Total interest and dividend income	4,039,234	4,707,286

Interest expense:
Deposits	1,346,834	2,145,701
Borrowed funds	156,209	195,572
Total interest expense	1,503,043	2,341,273
Net interest income before provision for loan losses	2,536,191	2,366,013

Provision for loan losses	1,141,080	2,796,581
Net interest income (loss) after provision for loan losses	1,395,111	(430,568)

Noninterest income:
Service charges on deposit accounts	281,641	321,189
Fees from origination of mortgage loans sold	14,472	15,620
Other	560,057	110,446
Total noninterest income	856,170	447,255

Noninterest expense:
Salaries and employee benefits	1,110,743	1,311,442
Occupancy	431,674	441,995
Advertising	14,806	33,626
Data processing	232,294	247,535
Legal and professional	423,454	505,051
Other operating	1,419,440	800,678
Total noninterest expense	3,632,411	3,340,327

Net loss before income taxes	(1,381,130)	(3,323,640)

Income tax benefit	-	(941,253)

Net loss	$(1,381,130)	$(2,382,387)
Preferred stock dividend requirement	6,073	-
Accretion on preferred stock discount	7,285	-

Net Loss to Common Shareholders	$(1,394,488)	$(2,382,387)

Basic net loss per common share	$(.58)	$(1.00)
Diluted net loss per common share	$(.58)	$(1.00)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30, 2010	September 30, 2009

Interest and dividend income:
Loans, including fees	$1,235,537	$1,515,661
Investment securities	13,193	4,173
Dividends on Federal Home Loan Bank stock	3,326	3,696
Federal funds sold and other	8,080	6,454
Total interest and dividend income	1,260,136	1,529,984

Interest expense:
Deposits	396,490	652,234
Borrowed funds	60,014	65,155
Total interest expense	456,504	717,389
Net interest income before provision for loan losses	803,632	812,595

Provision for loan losses	293,179	771,586
Net interest income after provision for loan losses	510,453	41,009

Noninterest income:
Service charges on deposit accounts	87,709	111,031
Fees from origination of mortgage loans sold	5,224	-
Other	499,755	39,428
Total noninterest income	592,688	150,459

Noninterest expense:
Salaries and employee benefits	356,073	422,310
Occupancy	143,502	138,085
Advertising	4,233	7,631
Data processing	71,802	82,246
Legal and professional	170,380	116,982
Other operating	416,229	318,321
Total noninterest expense	1,162,219	1,085,575

Net loss before income taxes	(59,078)	(894,107)

Income tax benefit	-	(10,912)

Net loss	$(59,078)	$(883,195)
Preferred stock dividend requirement	2,889	-
Accretion on preferred stock discount	3,642	-

Net Loss to Common Shareholders	$(65,609)	$(883,195)

Basic net loss per common share	$(.03)	$(.37)
Diluted net loss per common share	$(.03)	$(.37)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
Nine Months Ended September 30, 2010

						Accumulated
				Additional		Other
	Comprehensive	Preferred	Common	Paid-In	Retained	Comprehensive
	Loss	Stock	Stock	Capital	Deficit	Income	Total

Balance, December 31, 2009		$-	$796,337	$7,167,260	$(3,638,017)	$(9,290)	$4,316,290

Comprehensive loss:
Net loss	$(1,381,130)	-	-	-	(1,381,130)	-	(1,381,130)
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of tax effect of $7,445	11,995	-	-	-	-	11,995	11,995

Total comprehensive loss	$(1,369,135)

Issuance of preferred stock		148,294	-	-	-	-	148,294
Accretion of discount on preferred stock - Series A		7,285	-	-	(7,285)	-	-

Balance, September 30, 2010		$155,579	$796,337	$7,167,260	$(5,026,432)	$2,705	$3,095,449

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,381,130)	$(2,382,387)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	1,141,080	2,796,581
Depreciation	201,605	228,528
Gain on sale of premises and equipment	-	(1,817)
Write-down of foreclosed assets	187,824	-
Realized loss on sales of foreclosed assets	112,513	1,566
Deferred income tax benefit	-	(941,253)
Increase in cash surrender value of bank owned life insurance	(79,234)	(84,897)
Net change in:
Accrued interest receivable	(141,401)	131,922
Other assets	412,643	21,114
Other liabilities	60,851	(15,487)
Accrued interest payable	(314,745)	3,203
Net cash provided by (used in) operating activities	200,006	(242,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(500,000)	(2,000,000)
Maturities, prepayments and calls	1,000,000	-
Proceeds from sale of foreclosed assets	881,875	19,052
Federal Home Loan Bank stock purchase	-	(5,300)
Loan originations and principal collections, net	11,128,551	776,190
Additions to premises and equipment	(14,846)	(13,153)
Proceeds from sale of premises and equipment	-	2,299
Net cash provided by (used in) investing activities	12,495,580	(1,220,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits (non-time deposits)	(4,418,457)	1,338,670
Net change in time deposits	(6,731,459)	4,663,086
Issuance of stock	148,294	-
Repayments of other borrowings	(107,000)	-
Proceeds from other borrowings	-	28,000
Federal Home Loan Bank repayments	(1,860,243)	(138,885)
Net cash (used in) provided by financing activities	(12,968,865)	5,890,871

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009

Net change in cash and cash equivalents	$(273,279)	$4,427,032

Cash and cash equivalents at beginning of period	10,214,016	6,396,406

Cash and cash equivalents at end of period	$9,940,737	$10,823,438

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$1,817,788	$2,338,070
Income taxes paid	$-	$152,004

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Loans moved to foreclosed/repossessed assets	$2,055,695	$3,107,645

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation  S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Certain amounts from prior period financial statements have been reclassified to conform to current period’s presentation.

Preferred Stock Issuance:

In accordance with its charter, the Company has authorized and began offering and issuing up to 5,000 shares of series A Preferred Stock (preferred stock) at a price of $1,000 per share.  The preferred stock will accrue cumulative dividends at a rate of 6% per annum.  Dividends will be payable quarterly in arrears.  However, the Bank and Company are currently prohibited from paying dividends.  The shares have a liquidation preference of $1,000 per share.  The shares may be converted to common stock after three years at a $5.00 per share conversion rate.  The preferred stock is redeemable only at the option of the Company, subject to regulatory approval, after the third anniversary date of the investment at 100% of the issuance price of $1,000 per share plus any accrued and unpaid dividends.  The preferred stock ranks senior to the Company's common stock, and no dividends on common stock may be declared or paid until all accrued and unpaid dividends for all past dividend periods have been paid on the preferred stock.  The preferred stock is non-voting, other than certain class voting rights. For the nine months ended September 30, 2010, the Company issued 192 shares of preferred stock.  The Company incurred $43,706 in issuance costs.

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

Use of Estimates:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The most significant management accounting estimate is the allowance for loan losses.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Note 2.	Stock Options and Awards

No options were granted during the nine months ended September 30, 2010, and no compensation cost related to options is recognized in the consolidated statements of income for the nine months ended September 30, 2010 or 2009.  No intrinsic value exists at September 30, 2010, as the market price of the Company's common stock of $2.75 per common share is below the exercise price of the outstanding options.

Note 3.	Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share (EPS) of common stock is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares and potential dilutive common shares outstanding during the period.  Stock options are regarded as potential common shares.  Potential common shares are computed using the treasury stock method.  For the nine months ended September 30, 2010, 31,550 options are excluded from the effect of dilutive securities because they are anti-dilutive; 71,150 options are similarly excluded from the effect of dilutive securities for the nine months ended September 30, 2009.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per share computations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010		2009
	Income (Loss)	Shares	Income (Loss)	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income (loss) available to common stockholders	$(59,078)	2,389,391	$(883,195)	2,389,391

Effect of dilutive securities Stock options outstanding	-	-	-	-

Diluted EPS
Income (loss) available to common shareholders plus assumed conversions	$(59,078)	2,389,391	$(883,195)	2,389,391

	Nine Months Ended September 30,
	2010		2009
	Income (Loss)	Shares	Income (Loss)	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income (loss) available to common stockholders	$(1,381,130)	2,389,391	$(2,382,387)	2,389,391

Effect of dilutive securities Stock options outstanding	-	-	-	-

Diluted EPS
Income (loss) available to common shareholders plus assumed conversions	$(1,381,130)	2,389,391	$(2,382,387)	2,389,391

Note 4.	Fair Value Disclosures

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.  There have been no changes in the methodologies used at September 30, 2010 and December 31, 2009.

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. Government-sponsored Enterprises (GSEs)	$2,504,385	$-	$2,504,385	$-

Cash surrender value of life insurance	$2,544,005	$-	$2,544,005	$-

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. Government-sponsored Enterprises (GSEs)	$2,984,945	$-	$2,984,945	$-

Cash surrender value of life insurance	$2,464,771	$-	$2,464,771	$-

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

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$3,627,260	$-	$3,627,260	$-
Foreclosed real estate	4,283,118	-	3,596,260	686,858

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,573,057	$-	$4,573,057	$-
Foreclosed real estate	3,409,635	-	2,487,125	922,510

Impaired loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at September 30, 2010.

The carrying amount and estimated fair value of the Company's financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:

Cash and cash equivalents	$9,940,737	$9,940,737	$10,214,016	$10,214,016
Securities available for sale	2,504,385	2,504,385	2,984,945	2,984,945
Federal Home Loan Bank stock	296,500	296,500	296,500	296,500
Loans, net	78,237,012	78,405,576	92,562,338	92,675,811
Accrued interest receivable	531,566	531,566	390,165	390,165
Cash surrender value of life insurance	2,544,005	2,544,005	2,464,771	2,464,771

Financial Liabilities:
Deposits	95,359,664	95,640,487	106,509,580	107,009,991
Accrued interest payable	306,300	306,300	621,045	621,045
Federal Home Loan Bank and other borrowings	4,371,254	4,441,402	6,338,497	6,495,938

Note 5.	Securities Available for Sale

Securities have been classified in the balance sheet according to management’s intent as securities available for sale. The amortized cost and approximate fair value of securities are as follows:

September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available for sale:
U.S. Government- sponsored Enterprises (GSEs)	$2,500,000	$4,385	$-	$2,504,385

December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available for sale:
U.S. Government- sponsored Enterprises (GSEs)	$3,000,000	$2,490	$(17,545)	$2,984,945

U.S. Government sponsored enterprises include entities such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

The securities have maturity dates of one to five years.

Securities with a carrying value of approximately $2,504,000 at September 30, 2010 were pledged to secure a federal funds line of credit with First National Bankers Bank, Alabama.

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model.  The Company conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Company does not have any securities that have been classified as other-than-temporarily-impaired at September 30, 2010.

Note 6.	Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.  Material events or transactions occurring after September 30, 2010, that provided additional evidence about conditions that existed at September 30, 2010, have been recognized in the financial statements for the period ended September 30, 2010.  Events or transactions that provided evidence about conditions that did not exist at September 30, 2010, have not been recognized in the financial statements for the period ended September 30, 2010.

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

Forward-Looking Statements

Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws.  Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  The use of such words as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “attempt”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, “forecast,” and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  Factors that could cause actual results to differ materially from the results anticipated, but not guaranteed, in this Report, include those factors included in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and include (without limitation) deterioration in the financial condition of borrowers resulting in significant increases in loan losses, and provisions for those losses, economic and social conditions, competition for loans, mortgages, and other financial services and products, results of regulatory examinations and/or efforts to comply with the requirements of regulatory proceedings, including the obligation to raise additional capital, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, and other risks that cannot be accurately quantified or completely identified.  Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period.  The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results.  The Company is unable to predict the types of circumstances, conditions and factors that can cause anticipated results to change.  The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changed or unanticipated events, circumstances or results.

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

Liquidity

At September 30, 2010, the Company had liquid assets of approximately $12.4 million in the form of cash, federal funds sold and securities available for sale compared to approximately $13.2 million on December 31, 2009.  Management believes that the liquid assets are adequate at September 30, 2010. Additional liquidity should be provided by loan repayments.  The Company also has the ability to purchase federal funds. Management has taken a pro-active approach to develop a larger local deposit base to help reduce any risk of over reliance on non-core funding including brokered deposits.

Results of Operations

The Company had a net loss to common shareholders of $(65,609) or $(.03) per share for the quarter ended September 30, 2010 compared to a net loss of $(883,195)or $(.37) per share for the quarter ended September 30, 2009.  The Company had a net loss to common shareholders for the nine months ended September 30, 2010 of $(1,394,488) or $(.58) per share as compared to a net loss of $(2,382,387) or ($1.00) per share for the same period in 2009.  A significant provision for loan losses was the primary cause of the net loss in the three and nine month periods ended September 30, 2010 coupled with substantial FDIC assessments and increased collection, OREO and workout expenses.  During the quarter ended September 30, 2010, the Company recorded a provision for loan losses of $293,179, while recording a provision for loan losses of $771,586 for the same period in 2009. For the nine months ended September 30, 2010, the provision for loan losses was $1,141,080 compared to $2,796,581 for the comparable period in 2009.

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings.  Interest income for the quarter ended September 30, 2010 was $1,260,136 compared to $1,529,984 for the same period in 2009, and total interest expense was $456,504 in the third quarter of 2010 compared to $717,389 in 2009 for the same period.  Interest income for the nine months ended September 30, 2010 was $4,039,234, compared to $4,707,286 for the same period in 2009, and total interest expense was $1,503,043 in the first nine months of 2010 compared to $2,341,273 in 2009 for the same period.  Net interest margin, calculated as the ratio of net interest income to average earning assets, for the three months ended September 30, 2010 was 3.53% compared to 2.92% for the same period in 2009.  The net interest margin for the nine months ended September 30, 2010 was 3.47%, compared to 2.81% for the same period in 2009.  Our net interest margin has begun to stabilize in 2010 and improve as compared to 2009 comparable periods and should continue to do so for the remainder of the year as deposits, primarily time deposits, continue to reprice to lower interest rates.  If interest rates remain stable,  net interest margin should continue to increase.  However, rate floors in many of our variable rate loans would initially slow or eliminate any increase in net interest margin if rates were to increase.  Continued elevated levels of nonaccrual loans will continue to negatively impact our net interest margin. Net interest income before provision for loan losses decreased by $(8,963) for the three months ended September 30, 2010, while increasing $170,178 for the nine months ended September 30, 2010, compared to the comparable periods in 2009.

Provision for Loan Losses

The provision for loan losses represents a charge to operations necessary to establish an allowance for possible loan losses, which in management's evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses for the three month and nine month periods ended September 30, 2010 was $293,179 and $1,141,080, respectively, as compared to $771,586 and $2,796,581 for the same three month and nine month periods ended September 30, 2009.  During the three and nine months ended September 30, 2010, loan charge-offs were $127,345 and $1,515,661, respectively.  The recoveries for the three and nine month periods ended September 30, 2010 were $8,945 and $44,767, respectively.  The allowance for loan losses was $2,752,845 at September 30, 2010 as compared to $3,082,659 at December 31, 2009, a decrease of 10.7%.  The allowance was 3.4% of gross loans at September 30, 2010 as compared to 3.6% at September 30, 2009 and 3.3% at December 31, 2009.  These continued elevated levels of allowance for loan losses were primarily caused by provision expense in 2009 and 2010 reflecting the continued deterioration in the Company’s construction and development loan portfolio, particularly loans to residential builders and developers for projects in the Company’s Blount County market as well as continued elevated unemployment in the Bank’s primary market areas of Greene and Blount Counties, Tennessee.  The Company’s construction and development loan portfolio continues to experience weakness due to continuing decreased real estate sales in the Company’s markets, particularly the Blount County market, which has led to falling appraisal values of the collateral which secures the Company’s construction and development loan portfolio.  The Company’s collateral, for substantially all construction and development loans, is its primary source of repayment and as the value of the collateral deteriorates, ultimate repayment by the borrower becomes increasingly unlikely and the Bank is required to charge off the loan down to the new collateral value. Management feels that the allowance for loan losses is adequate at September 30, 2010. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, or changes in the circumstances of particular borrowers.  Management intends to pursue more aggressive strategies for problem loan resolution, and is committed to bolster loan loss reserves to levels sufficient to absorb losses recognized in the pursuit of this strategy.

Provision (Benefit) for/from Income Taxes

The Company had no expense or benefit from income taxes for the three and nine months ended September 30, 2010, as compared to a benefit of $(10,912) and $(941,253) for the three and nine months ended September 30, 2009. The significant decline from 2009 was the result of a valuation allowance on a substantial portion of our deferred tax assets during 2010. The tax benefit created by the net loss during the quarter was offset by additional deferred tax asset valuation.

Noninterest Income

The Company's noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for the three and nine months ended September 30, 2010 was $592,688 and $856,170, respectively compared to $150,459 and $447,255 for the same periods in 2009.  Service charges on deposit accounts decreased $23,322 and $39,548 for the three and nine months ended September 30, 2010 respectively, compared to the same periods in 2009. The primary cause of the decline in service charges between 2009 and 2010 was related to declines in NSF and overdraft fees. In addition, a reduction in NSF charges is being noted nationwide as a result of the current economy and reduced consumer spending. These fees are primarily activity driven and relate to transaction based checking accounts.  The Bank noted a significant decline in checking account customers when comparing the first nine months of 2010 to the first nine months of 2009, and a corresponding decrease in NSF and overdraft transactions during the first nine months of 2010, as compared to the first nine months of 2009. The sharp increase in other noninterest income for the three and nine months ended September 30, 2010, compared to the same periods in 2009 is due mostly from an insurance recovery of $467,196 received in September 2010.

Noninterest Expense

Noninterest expenses totaled $1,162,219 and $3,632,411 for the three and nine months ended September 30, 2010, as compared to $1,085,575 and $3,340,327 for the same periods in 2009.   Salaries and benefits decreased $66,237 and $200,699 for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009.  The decrease in salaries and benefits is due to reductions in senior level management positions and a general overall reduction in staff levels. Legal and professional fees increased $53,398 for the three months ended September 30, 2010, while decreasing $81,597 for nine months ended September 30, 2010, as compared to the same periods in 2009.  Management continues to incur additional expenses to meet the demands of regulatory requirements, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, in addition to strategic plan development. The Company has also incurred significant noninterest expense increases in other operating expenses primarily as a result of increased collection, workout and OREO expenses, ATM expenses, and FDIC insurance and state banking assessments.  Combined, operating expenses relating to all other expenses increased $89,483 and $574,380 for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.

Financial Condition

Total assets at September 30, 2010, were $103,622,344, a decrease of $14,591,894 or 12.3% compared to 2009 year-end assets of $118,214,238.  Deposits decreased to $95,359,664 at September 30, 2010, a decrease of $11,149,916 or 10.5% from $106,509,580 at December 31, 2009. Premises and equipment decreased to $4,860,288 at September 30, 2010 a decrease of $186,759, or 3.7%, from $5,047,047 at December 31, 2009, primarily as a result of minimal fixed asset purchases coupled with normal depreciation charges.  Other significant changes noted as of September 30, 2010 when compared to December 31, 2009 relate to foreclosed assets which increased by $873,483 or 25.6% to $4.3 million at September 30, 2010 compared to $3.4 million at December 31, 2009.  The Company anticipates that foreclosed real estate assets and related charges will remain at elevated levels throughout 2010 and into 2011.

The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below.

Loans

Net loans outstanding totaled $78,237,012 at September 30, 2010 compared to $92,562,338 at December 31, 2009, a decrease of $14,325,326 or 15.5%. The decrease in loan volume is largely attributable to management’s strategy to decrease concentrations in certain loan types, particularly residential real estate construction and development loans, and the movement during the second quarter of 2010 of one large real estate loan totaling $1,086,704 to foreclosed real estate following completion of foreclosure.  Management is monitoring the portfolio closely and believes it has identified and properly reserved for all major problem credits in the portfolio.  In the event that a loan is ninety days or more past due, the accrual of income is generally discontinued when the full collection of principal and interest is in doubt unless the obligations are both well secured and in the process of collection.  At September 30, 2010 there was $5,098,190 in loans not accruing interest as compared to $7,790,863 at December 31, 2009. Although reduced from December 31, 2009 levels as a result of some of these loans being foreclosed on and transferred to foreclosed real estate, the level of nonaccrual loans remains elevated over historical levels as a result of the continued weakened real estate market in the Company’s market areas, particularly its Blount County market.  Within this segment of the loan portfolio, the Company makes loans to home builders and developers and sub-dividers of land.  These borrowers have experienced stress due to a combination of declining residential real estate demand and resulting price and collateral value declines.  Further, housing starts in the Company’s market areas continue to lag at historical levels.

The following is a summary of information pertaining to impaired loans:

	September 30,	December 31,
	2010	2009

Impaired loans without a specific valuation allowance	$8,069,976	$5,324,899
Impaired loans with a specific valuation allowance	$4,615,935	$6,622,969
Total specifically evaluated impaired loans	$12,685,911	$11,947,868
Specific valuation allowance related to impaired loans	$988,675	$2,049,912

In addition to the specifically evaluated impaired loans above, the Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment.  Loans collectively evaluated for impairment, with a classification of, substandard and doubtful, as of September 30, 2010 and December 31, 2009 were $346,653 and $2,972,100 respectively.  The Bank has reserved $36,525 and $101,994 related to these loans as of September 30, 2010 and December 31, 2009, respectively.

There are no commitments to lend additional funds to any of the impaired borrowers.

As of September 30, 2010, the Company has identified loans aggregating $12,685,911 as being impaired, of which $5,098,190 are non-performing as it relates to payment of interest.  The aforementioned total is approximately $740,000 more than reported at December 31, 2009.  The increase is primarily related to identified problem assets centered in the Blount County Market.  Improved collections, obtaining additional collateral, and foreclosures transferred to OREO have all contributed to slowing the growth of impaired loans. Continuation of the current challenging economic environment will likely cause the Company’s real estate construction and land development loans to continue to underperform and such underperformance, along with continued stress on individual borrowers, particularly those impacted by the elevated unemployment rates in the Greene and Blount County markets, have resulted in increased levels of impaired loans which may negatively impact the Company’s results of operations.

Nonperforming Assets

At September 30, 2010 the Company had $ 9.4 million in nonperforming assets compared to $11.2 million at December 31, 2009. Included in nonperforming assets at September 30, 2010 were $ 5.1   million in nonperforming loans and $4.3 million in other real estate owned. The continued elevated levels of nonperforming asset balances that the Company continues to experience is primarily related to a weakened residential real estate market in the Company’s primary markets. Home builders and developers and sub-dividers of land have continued to experience stress due to a combination of declining residential demand for new housing and resulting price and collateral value declines in the Company’s market areas. The Company believes that its nonperforming asset levels will remain elevated throughout the remainder of 2010 and into 2011 as it works diligently to remediate these assets.

Restricted Equity Investments

Federal Home Loan Bank (“FHLB”) stock at September 30, 2010 had an amortized cost and market value of $296,500 and remained unchanged from December 31, 2009.   As a member of the FHLB, the Company is required to maintain stock in an amount equal to .15% of total assets.  Federal Home Loan Bank stock is carried at cost.  FHLB stock is maintained by the Company at par value of one hundred dollars per share.

Securities Available for Sale

Securities have been classified in the balance sheet according to management’s intent as securities available for sale.  The amortized cost and approximate fair value of securities at September 30, 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale:
U.S. Government-sponsored Enterprises (GSE’s)	$2,500,000	$4,385	$-	$2,504,385

At September 30, 2010, securities with a carrying value of $ 2,502,648 were pledged to secure a federal funds line of credit with the First National Bankers Bank, Alabama.

Deposits

Total deposits, which are the principal source of funds for the Company, were $95,359,664 at September 30, 2010, compared to $106,509,580 at December 31, 2009, representing a decrease of 10.5%.  The Company has targeted local consumers, professional and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.   At September 30, 2010 the Company had outstanding advances of $3,450,254 at the FHLB compared with $5,310,497 at December 31, 2009.  At September 30, 2010 and December 31, 2009, the Company also had $900,000 and $1,000,000, respectively, in short-term borrowings from Jefferson Federal Bank which matures on November 29, 2010 and is secured by 100% of the Bank’s common stock.  Management is currently negotiating to extend this short-term borrowing but can give no assurance that it will be able to extend the maturity date. If the Company is unable to extend the maturity date, Jefferson Federal Bank could choose to foreclose on the loan and take ownership of the Bank. Further, there are $21,000 in loans due to directors at September 30, 2010.

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

As a result of the Bank’s total risk-based capital ratio falling below 8% at June 30, 2009 and remaining in this category at September 30, 2010, the Bank was considered undercapitalized since that date (and as described below is now significantly undercapitalized) and it is subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which among other things: (i) restricts payment of capital distributions and management fees; (ii) requires that the FDIC monitor the condition of the Bank; (iii) required submission of a capital restoration plan within 45 days; (iv) restricts the growth of the Bank's assets; and (v) requires prior approval of certain expansion proposals, many of which restrictions or obligations, including the requirement to submit a capital restoration plan, the Bank was already subject to as a result of the Order. The Bank has submitted its capital restoration plan to the FDIC for approval, but the plan has not yet been approved by the FDIC.

In order to secure the approval of the FDIC of the Bank’s capital plan, the Company executed on August 31, 2010, a Capital Maintenance Commitment and Guaranty (the “Commitment”) with the FDIC, which remains subject to the FDIC’s approval and execution.  Pursuant to the Commitment, the Company will be required to provide the FDIC assurance in the form of a financial commitment and guaranty that the Bank will comply with the Bank’s capital restoration plan until the Bank has been adequately capitalized on average during each of four consecutive quarters and, in the event the Bank fails to so comply, to pay to the Bank the lesser of five percent of the Bank's total assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all capital standards applicable to the Bank at the time it failed to comply.

In August 2010, the FDIC notified the Bank that, due to the Bank’s “significantly undercapitalized” status, it intended to issue the Bank a prompt corrective action directive requiring the Bank to submit an acceptable capital restoration plan on or before August 31, 2010 providing that, among other things, at a minimum the Bank shall restore and maintain its capital to the level of “adequately capitalized.”  This directive was issued on August 17, 2010.  In the event that the Bank does not increase its Tier 1 capital in accordance with the requirements of this directive, the Bank will be required under the directive to take any necessary action to result in the Bank’s acquisition by another depository institution holding company or merge with another insured depository institution.  A capital restoration plan has been submitted, however it was subsequently rejected. A revised plan will be submitted and the Company will be required to guarantee this capital restoration plan submitted pursuant to the directive to the same extent described in the immediately preceding paragraph. If the Bank is unable to raise capital to the levels required by the directive or, thereafter, to take action necessary to be acquired or merge with another insured depository institution, the FDIC could place the Bank into receivership.  The directive also imposes certain limitations on the Bank’s operations, many of which the Bank is already subject to under the terms of the Order or as a result of the Bank falling below “adequately capitalized” at June 30, 2009, including limitations on the Bank’s ability to pay dividends, to pay management fees to the Company, to grow the Bank’s asset base, to make acquisitions, establish new branches or engage in new lines of business, to pay board and committee fees, to accept, renew or rollover brokered deposits and to pay interest rates on deposits above prescribed national rates.  The terms of the directive require that the directive shall remain effective until the Bank has been “adequately capitalized” on average for four consecutive quarters.

The Bank and the Company are currently evaluating their respective capital options and the Company believes that it will need to issue additional shares of common or preferred stock to achieve compliance with the minimum capital ratios set forth in the Order.  Alternatively, the Company may be required to seek another company with which to merge or by which to be acquired.

Equity capital at September 30, 2010 was $3,095,449, a decrease of $1,220,841 from $4,316,290 at December 31, 2009, due to a net loss of $1,381,130 offset in part by an unrealized holding gain on available for sale securities of $11,995 and the sale of $192,000 of preferred stock minus the issuance cost of $43,706.

At September 30, 2010, the Bank’s Tier 1 risk-based capital ratio was in excess of the regulatory minimums.  The Bank’s Tier 1 leverage ratio and Total risk-based capital ratio, however, were less than the required minimum ratios and the Bank, accordingly, now falls within the category of “significantly undercapitalized” within the FDIC’s prompt corrective action provisions. In addition to the limitations on the Bank’s activities mandated by the Order and the prompt corrective action directive, the Bank, because it is significantly undercapitalized, is also now subject to determinations by the FDIC to require the Bank to be recapitalized, to restrict transactions with affiliates, restrict interest paid on deposits and to require changes in the directorate and/or senior management.  The Bank’s respective ratios at September 30, 2010 were as follows:

	Required Minimum Ratio	To be Well Capitalized	Requirements Under the Order	Bank
Tier 1 Leverage ratio	4.00%	5.00%	8.00%	3.63%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.00%	4.69%
Total risk-based capital ratio	8.00%	10.00%	11.00%	5.97%

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

At September 30, 2010, approximately 67.1 % of the Company’s gross loans had adjustable rates.  Based on the asset/liability modeling, management believes that these loans reprice at a faster pace than liabilities held by the Company.  Because the majority of the Company’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin.  Floors in the majority of the Company’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.  However, there is increasing pressure to adjust the floor rates downward in the adjustable rate portfolio as customers become more cost conscious and competition becomes more aggressive.

Off-Balance Sheet Arrangements

At September 30, 2010, the Company had outstanding unused lines of credit and standby letters of credit that totaled approximately $5.6 million.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate federal funds sold or, on a short-term basis, to purchase federal funds from another bank and to borrow from the Federal Home Loan Bank.  At September 30, 2010, the Company had established with a correspondent bank the ability to purchase federal funds if needed.

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

b)	Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 1A.   RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
On June 29, 2010, the Company sold an aggregate of 15 shares of preferred stock for gross proceeds of $192,000. The  preferred stock was sold directly to the residents of the State of Tennessee pursuant to the exemption from registration requirements under Section 3(a)(11) of the Securities Act of 1933 for offers or sales of securities made to registrants of a single state.

(b)	Not applicable.

(c)	No repurchases of Company securities were made during the quarter ended September 30, 2010.

The Company's ability to pay dividends is derived from the income of the Bank.  The Bank's ability to declare and pay dividends is limited by its obligations to maintain sufficient capital by the terms of the Order and the prompt corrective action directive issued by the FDIC and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the TDFI.  In addition, the Federal Reserve Board may impose restrictions on the Company's ability to pay dividends on its common stock.  As a result, the Company cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future and the Company has never paid dividends in the past.

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

AMERICAN PATRIOT FINANCIAL GROUP, INC.
(Registrant)

DATE:	November 15, 2010	/s/ John D. Belew
John D. Belew
Chief Executive Officer

DATE:	November 15, 2010	/s/ T. Don Waddell
T. Don Waddell
Chief Financial Officer