Form 10-K
period 2010-12-31
American Patriot Financial Group, Inc.
filed 2011-03-31
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2010, was $5,582,745, based upon the average sale price on that date.

As of March 30, 2011, there were 2,389,391 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement involving the election of directors at the annual meeting of shareholders to be held June 23, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

American Patriot Bank commenced operations as a state chartered bank on July 9, 2001.  The Bank had total assets of approximately $100 million at December 31, 2010.  The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to the maximum applicable limits thereof.  The Bank is not a member of the Federal Reserve System.

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

The Bank's primary market area is Greene County and Blount County, Tennessee.  In Greene County as of June 30, 2010, there were 7 banks and 1 savings and loan institution, with at least 26 offices actively engaged in banking activities, including 3 major state-wide financial institutions, with a total of approximately $995 million in deposits.  In Blount County as of June 30, 2010, there were 13 banks and 1 savings and loan institution with at least 50 offices actively engaged in banking activities, including 4 major state-wide financial institutions, with a total of approximately $1.7 billion in deposits.  In addition, there are numerous credit unions, finance companies, and other financial services providers.

Employees

At December 31, 2010, the Bank employed 26 persons on a full-time basis, and 7 persons on a part-time basis.  The Bank's employees are not represented by any union or other collective bargaining agreement, and the Bank believes its employee relations are satisfactory.

Supervision and Regulation

Both the Corporation and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of the Corporation’s and the Bank’s operations. These laws and regulations are generally intended to protect depositors and borrowers, not shareholders.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms will be implemented over the course of 2011 through regulations to be adopted by various federal banking and securities regulations. The following discussion describes the material elements of the regulatory framework that currently apply. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly impact community-based institutions like the Corporation with assets under $500 million. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Corporation either because of exemptions for institutions below a certain asset size or because of the nature of the Corporation’s operations. Other provisions that will impact the Corporation will:

•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling and increase the size of the floor of the Deposit Insurance Fund, and offset the impact of the increase in the minimum floor on institutions with less than $10 billion in assets.

•
Make permanent the $250,000 limit for federal deposit insurance, increase the cash limit of Securities Investor Protection Corporation protection to $250,000 and provide unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibition on payment of interest on demand deposits, thereby permitting depositing institutions to pay interest on business transaction and other accounts.

•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets, like the Bank, will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

•	Restrict the preemption of state law by federal law and disallow national bank subsidiaries from availing themselves of such preemption.

•
Impose new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

•	Apply the same leverage and risk based capital requirements that apply to insured depository institutions to holding companies.

•
Permit national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and require that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home state.

•	Impose new limits on affiliated transactions and cause derivative transactions to be subject to lending limits.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access to shareholders that apply to all public companies not just financial institutions.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, and their impact on the Corporation or the financial industry is difficult to predict before such regulations are adopted.

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

Under the Dodd-Frank Act, and previously under Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary.  This support may be required at times when a bank holding company may not be able to provide such support.  Furthermore, in the event of a loss suffered or anticipated by the FDIC - either as a result of default of a banking or thrift subsidiary of the Corporation or related to FDIC assistance provided to a subsidiary in danger of default - the other banking subsidiaries of the Corporation, if any, may be assessed for the FDIC's loss, subject to certain exceptions.

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

Furthermore, under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner of the TDFI is limited to net income for that year combined with retained net income for the two preceding years.  Further, any dividend payments from the Bank to the Corporation are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements, or any higher requirements imposed by the Bank’s regulators, including those set forth in the Cease and Desist Order (the “Order”) that the Bank consented to with the FDIC during the second quarter of 2009. Because of the Bank’s losses in 2009 and 2010 and the Order’s restrictions on the Bank’s ability to pay dividends to the Corporation, dividends from the Bank to the Corporation, including funds necessary for the payment of interest on the Corporation’s indebtedness, to the extent that cash on hand at the Corporation is not sufficient to make such payments, will require prior approval of the Commissioner of the TDFI and the FDIC.

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

Pursuant to the terms of the Order, the Bank is required to develop and implement a Capital Restoration Plan that increases the Bank’s Tier 1 leverage ratio, Tier 1 risk based capital ratio and Total risk based capital ratio to 8%, 10%, and 11%, respectively. The Bank has submitted numerous capital plans to the FDIC since the Order was issued and none of those have been accepted. The most recent capital restoration plan proposed by the Bank was submitted to the FDIC and the TDFI for approval on February 24, 2011, and following receipt of any comments to the plan from the FDIC or the TDFI, the Bank must immediately initiate measures to effect compliance with the plan within 30 days after the FDIC and the TDFI respond to the capital plan. The Bank and the Corporation are currently evaluating their respective capital options and the Corporation believes that it will need to seek a merger partner and/or investor, sell branch facilities or properties, downsize the bank, or issue additional shares of common or preferred stock to achieve compliance with the minimum capital ratios set forth in the Order.

 In conjunction with the Bank’s submission of each of its capital restoration plans, the Corporation has executed a Capital Maintenance Commitment and Guaranty (the “Commitment”) with the FDIC. Like the capital restoration plans, the Commitment must be approved by the FDIC. Pursuant to the Commitment, the Corporation is required to provide the FDIC assurance in the form of a financial commitment and guaranty that the Bank will comply with the Bank’s capital restoration plan until the Bank has been adequately capitalized on average during each of four consecutive quarters and, in the event the Bank fails to so comply, to pay the Bank the lesser of five percent of the Bank’s total assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all capital standards applicable to the Bank at the time it failed to comply The most recent Commitment submitted by the Corporation has yet to be accepted by the FDIC.

The Bank's Tier 1 leverage ratio at December 31, 2010, was 3.07%, and its Tier 1 risk based capital ratio and Total risk based capital ratio at December 31, 2010 were 4.01% and 5.29%, respectively.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

As a result of the Bank’s total risk based capital ratio falling below 6% at June 30, 2010, the Bank is considered significantly undercapitalized and it is subject to the provisions of Section 38 of the Federal Deposit Insurance Act. On August 18, 2010, American Patriot Bank received a Supervisory Prompt Corrective Action Directive. The Directive requires that the Bank submit an acceptable capital restoration plan and restore and maintain its capital to the level of adequately capitalized. The Directive also reiterates a number of restrictions already imposed on the Bank by the FDIC, including, but not limited to, limitations on the Bank’s ability to pay dividends to pay management fees to the Company, to grow the Bank’s asset base, to make acquisitions, establish new branches or engage in new lines of business, to pay board and committee fees, to accept, renew or rollover brokered deposits and to pay interest rates on deposits above prescribed national rates. For more information on the levels and severity of undercapitalization, see “—FDICIA” below.

In late 2010, the Basel Committee on Banking Supervision issued Basel III, a new capital framework for banks and bank holding companies. If implemented in the United States, Basel III will impose a stricter definition of capital, with more focus on common equity. At this time, the Corporation does not know whether Basel III will be implemented in the United States, and if so implemented whether it will be applicable to the Corporation and the Bank, because by its terms it is applicable only to internationally active banks. But, if Basel III is implemented in the United States and becomes applicable to the Corporation, the Corporation and the Bank would likely be subject to higher statutorily-prescribed minimum capital ratios than those to which the Corporation and the Bank are currently subject.

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

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law.  For this protection, the Bank pays a semiannual statutory assessment.  Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board. The Emergency Economic Stabilization Act of 2008 ("EESA") provided for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increased level of basic deposit insurance was made permanent by the Dodd-Frank Act. In addition, on October 14, 2008, the FDIC instituted temporary unlimited FDIC coverage of non-interest bearing deposit transaction accounts. Following passage of the Dodd-Frank Act, an institution can provide full coverage on non-interest bearing transaction accounts until December 31, 2012. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.

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

FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.  Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System.  In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans.  A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan.  Because the Bank is significantly undercapitalized at December 31, 2010, the Corporation is subject to this guarantee requirement. The federal banking agencies may not accept a capital plan, like the one the Bank has submitted, without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital.  If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. As of the date hereof, the FDIC has not yet accepted the Bank's capital restoration plan.

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

FDIC Insurance Premiums.  The Bank is required to pay semiannual FDIC deposit insurance assessments to the DIF.  The FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) to form the DIF on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005.  The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund.  The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF.  Under the rule adopted by the FDIC in November 2006, beginning in 2007, the FDIC placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  Currently, rates range between $.07 and $.78 per $100 in assessable deposits.  The rate ranges are based on the four risk categories that in turn are based on asset size as well as capital, supervisory, credit, and other risk factors.  Within the range for a given risk category, the rate applicable to any particular institution is determined by the FDIC according to formal guidelines.  Any change in these rates and the category of risk into which the Bank will fall could have an adverse effect on the Bank's earnings.  Under the Dodd-Frank Act, the FDIC was required to adopt regulations that would base deposit insurance assessments on total assets less capital rather than deposit liabilities and to include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments.

In addition to the regular quarterly assessment, the FDIC imposed a 5 basis points emergency assessment on insured depository institutions which was paid on September 30, 2009, and was based on total assets less Tier 1 capital as of June 30, 2009. The special assessment resulted in additional expense of $62,037 in the second quarter of 2009. In the fourth quarter of 2009, the FDIC adopted a rule that, in lieu of any further special assessment in 2009, required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The FDIC also adopted a uniform three basis point increase in assessment rates effective January 1, 2011. Because of its weakened financial condition, the Bank was not required to prepay its assessments for 2010, 2011 and 2012.

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

Investment Policy

The objective of the Bank's investment policy is to invest funds not otherwise needed to meet the loan demand of its market area to earn the maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank's loan demand and deposit structure.  In doing so, the Bank balances the market and credit risks against the potential investment return, makes investments compatible with the pledge requirements of the Bank's deposits of public funds, maintains compliance with regulatory investment requirements, and assists the various public entities with their financing needs.  The asset liability and investment committee has full authority over the investment portfolio and makes decisions on purchases and sales of securities.  The entire portfolio, along with all investment transactions occurring since the previous Board of Director's meeting, is reviewed by the Board at its next monthly meeting.  The investment policy allows portfolio holdings to include short-term securities purchased to provide the Bank's needed liquidity and longer term securities purchased to generate level income for the Bank over periods of interest rate fluctuations.  At December 31, 2010, the Bank had securities available for sale with a fair value of approximately $2.9 million compared to $3.0 million at December 31, 2009.

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

The Bank had no tax-exempt loans during the year ended December 31, 2010.  The Bank had no loans outstanding to foreign borrowers at December 31, 2010.  The Bank's underwriting guidelines are applied to four major categories of loans, commercial and industrial, consumer, agricultural and real estate which includes residential, construction and development and certain other real estate loans.  The Bank requires its loan officers and Board to consider the borrower's character, the borrower's financial condition as reflected in current financial statements, the borrower's management capability, the borrower's industry and the economic environment in which the loan will be repaid.  Before approving a loan, the loan officer or Board must determine that the borrower is basically honest and creditworthy, determine that the borrower is a capable manager, understand the specific purpose of the loan, understand the source and plan of repayment, determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

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

As a result of the Bank entering into the Order and being “significantly undercapitalized”, the Bank is subject to extensive regulatory oversight in addition to that which the Bank is normally subject to.  The Bank’s operations are also significantly restricted as a result of the provisions of the Order and as a result of it being “significantly undercapitalized” and we can give you no assurance that further regulatory action will not be taken, particularly if we or the Bank fail to comply with any regulatory restrictions, including those contained in the Order.  Our and the Bank’s ability to conduct operations and meet obligations will require, in many circumstances, that we or the Bank obtain prior regulatory approval.  Such approval is discretionary and we can give you no assurance that such approval would be granted, or granted on the terms requested.

Our ability to service our debt, pay dividends and otherwise satisfy our obligations as they come due is substantially dependent on capital distributions from the Bank which are prohibited under the terms of the Order.

A substantial source of our funds from which we service our debt and pay our obligations and dividends, if any, is the receipt of dividends from the Bank.  The Bank is prohibited by the terms of the Order from paying dividends to us without the prior approval of the FDIC and the Commissioner of the TDFI.  The Bank’s ability to pay dividends to us is further limited by the provisions of Tennessee law which prohibit a bank from paying dividends, without the prior approval of the Commissioner of the TDFI, in an amount that exceeds the total amount of its net income for that year combined with retained net income of the preceding two (2) years.  Since the Bank has been unable to pay dividends to us, we have had difficulty making payments on our outstanding borrowings. In 2010, we were only able to make limited payments on our outstanding indebtedness as a result of our receiving limited proceeds from our sale of preferred stock to our directors and a limited number of other investors and our receipt of proceeds from a claim we made under our bankers bond insurance policy. Without raising additional capital we will likely be in default of the terms of the agreements evidencing our outstanding borrowings, including our loan agreement with Jefferson Federal Savings Bank, which loan is secured by 100% of the stock of the Bank.  If we were to default on our loan to Jefferson Federal Savings Bank, it could seek to foreclose on its security interest in the Bank and acquire control of the Bank.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm in its audit report for fiscal year 2010 has expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to meet our existing debt obligations and the financing or other capital required to do so may not be available or may not be available on reasonable terms. The potential lack of sources of liquidity raises substantial doubt about our ability to continue as a going concern for the foreseeable future. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment.

An inability to improve our regulatory capital position could adversely affect our operations and future prospects.

Our ability to remain in operation as a financial institution is dependent on our ability to raise sufficient capital or reduce our assets to improve our regulatory capital position. At December 31, 2010, the Bank was classified as “significantly undercapitalized,” which restricts its operations. As a result of its reduced capital levels and the terms of the Order, the Bank is required to submit a capital restoration plan to the FDIC that details the manner in which the Bank will restore its capital levels to those required to meet the requirements of the Order.  The Bank has submitted numerous capital restoration plans to the FDIC but none of these plans have yet been approved by the FDIC. In our most recent capital restoration plan, we have stated that our primary focus regarding improving our capital is on the sale or merger of our Company or the Bank. Secondarily, we are trying to raise sufficient amounts of capital necessary to capitalize the Bank at or above those levels required in the Order. If we are unable to find a merger partner or anyone to buy us, and we are also unable to raise sufficient capital to meet the capital commitments the Bank has made to the TDFI and the FDIC, we may be closed by the FDIC. Because of the significant losses we have suffered in 2009 and 2010 and the significant negative impact of those losses on our capital position, the price that a potential buyer might pay to acquire the Bank in connection with a merger with us is likely to be significantly lower than the price our shareholders paid to acquire our stock. Accordingly, if we sell the Bank or sell stock in the Company to an investor or merge with a buyer, you are likely to suffer significant dilution.

Negative developments in the U.S. and local economy and in local real estate markets have adversely impacted the Corporation's operations and results and may continue to adversely impact our results in the future.

Economic conditions in the markets in which the Corporation operates deteriorated significantly between 2008 and the middle of 2010. As a result, the Corporation has experienced significant losses in 2008, 2009 and 2010.  These challenges resulted primarily from provisions for loan losses related to declining collateral values in its construction and development loan portfolio. Although conditions showed signs of stabilization in the Corporation’s markets in the second half of 2010, the Corporation believes that it will continue to experience a challenging and volatile economic environment in 2011.  Accordingly the Corporation expects that its results of operations will continue to be negatively impacted in 2011. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or the Corporation in particular, will improve materially, or at all, in which case the Corporation could continue to experience losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

Our business is subject to local real estate market and other local economic conditions.

Adverse market or economic conditions in the State of Tennessee may disproportionately increase the risk our borrowers will be unable to timely make their loan payments. The market value of the real estate securing loans as collateral has been adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2010, approximately 84.14% of our loans were secured by real estate. Of this amount, approximately 41.27% were commercial real estate loans and 58.73% were residential real estate loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee, like those we are currently experiencing, will continue to adversely affect the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans has deteriorated as a result of the current adverse conditions in the real estate market. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and workout of those loans, all of which would negatively impact our financial condition and results of operations.

We are geographically concentrated in Greene County and Blount County, Tennessee, and changes in local economic conditions impact our profitability.

We operate primarily in Greene County and Blount County, Tennessee, and substantially all of our loan customers and most of our deposit and other customers live or have operations in Greene and Blount Counties. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in both counties, along with the continued attraction of business ventures to the area. Our profitability is impacted by the changes in general economic conditions in this market. Economic conditions in our area remained depressed in 2010, negatively affecting our operations, particularly the real estate construction and development segment of our loan portfolio. We cannot assure you that economic conditions in our market will improve during 2011 or thereafter, and continued weak economic conditions could cause us to further reduce our asset size, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

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

Our earnings are affected by general economic conditions, economic conditions within our markets, loan concentrations and our ability to properly originate, underwrite and service loans. A significant portion of our loans are real estate based or made to real estate based borrowers, and the credit quality of such loans has deteriorated and could deteriorate further if real estate market conditions continue to decline or fail to stabilize nationally or, more importantly, in our market areas. We have sustained losses, and could continue to sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to further deterioration in asset quality in a timely manner. Recent problems with asset quality, particularly within the commercial real estate segment of our loan portfolio, have caused, and could continue to cause, our interest income and net interest margin to decrease and our provisions for loan losses and noninterest expenses to increase, which could continue to adversely affect our results of operations and financial condition.  Further increases in non-performing loans would reduce net interest income below levels that would exist if such loans were performing.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

If loan customers with significant loan balances fail to repay their loans according to the terms of these loans, our earnings would continue to suffer. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the repayment of our loans. We maintain an allowance for loan losses in an attempt to cover probable incurred losses inherent to the risks associated with lending. In determining the size of this allowance, we rely on an analysis of our loan portfolio based on volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, loss experience of various loan categories, national and local economic conditions, other factors and other pertinent information. If our assumptions are inaccurate, our current allowance may not be sufficient to cover probable incurred loan losses, and additional provisions may be necessary which would decrease our earnings.

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our provision for loan losses or recognize loan charge-offs. Their conclusions about the quality of particular borrowers of ours or our entire loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our management's control. These additions may require increased provision expense which would negatively impact our results of operations.

In order for the Bank to achieve and maintain capital levels above those that the Bank is required to maintain under the terms of the Order, we will have to raise additional capital.

The Bank is required under the terms of the Order to maintain a Tier 1 capital ratio, Tier 1 risk based capital ratio and Total risk based capital ratio equal to at least 8%, 10% and 11%, respectively.  In order to achieve these capital levels, we will be required to raise additional capital. Our ability to raise additional capital depends to a significant extent on our financial performance and on forces outside of our control.  Accordingly, we may not be able to raise the capital necessary to ensure that the Bank achieves the capital maintenance requirements of the Order.  If the Bank is unable to achieve these capital requirements, it may face additional regulatory constraints and the ability of the Bank to continue as a going concern may be materially impaired.  If the Bank fails to comply with the terms of the capital restoration plan that it has submitted to the FDIC once that plan is accepted, we will be obligated to pay to the Bank the lesser of five percent of the Bank's total assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all capital standards applicable to the Bank at the time it failed to comply. If we are unable to comply with our obligations under the Commitment, our ability to continue to operate as a going concern could be materially impaired.

Liquidity needs could adversely affect our results of operations and financial condition.

We rely on dividends from the Bank, which are limited as a result of the Bank's losses in 2008, 2009 and 2010 and by the terms of the Order, as our primary source of funds, and the Bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, restrictions on the rates that the Bank may pay because it is not well-capitalized, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Corporation may be required from time to time to rely on secondary sources of liquidity, which in some cases may be more costly, to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. The availability of these noncore funding sources are subject to broad economic conditions and, as such, the pricing on these sources may fluctuate significantly and/or be restricted at any point in time, thus impacting the Corporation's net interest income, its immediate liquidity and/or its access to additional liquidity. While the Corporation believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

We have increased levels of other real estate owned, primarily as a result of foreclosures, and we anticipate higher levels of foreclosed real estate expense.

 As we have begun to resolve non-performing real estate loans, the Corporation has increased the level of foreclosed properties, primarily those acquired from builders and from residential land developers. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments to appraisal values and gains or losses on disposition. These charges will likely remain at above historical levels as our level of other real estate owned remains elevated, and also if local real estate values continue to decline, negatively affecting the Corporation’s results of operations.

Environmental liability associated with commercial lending could result in losses.

In the course of business, the Corporation may acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Corporation, or the Bank, might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Corporation may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on the Corporation’s business, results of operations and financial condition.

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

As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities (usually deposits and borrowers), meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our earnings may be negatively affected.

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

Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material affect on our business, financial condition or results of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies; (v) the termination of investments by the U.S. Treasury under TARP; (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; (x) the authorization of interest-bearing transaction accounts; and (xi) changes in how the FDIC deposit insurance assessments will be calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like the Corporation) are exempt from certain provisions of the legislation. We cannot predict how this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect the Corporation. There can be no assurance that these or future reforms will not significantly increase the Corporation’s compliance or operating costs or otherwise have a significant impact on the Corporation’s business, financial condition and results of operations.

National or state legislation or regulation may increase our expenses and reduce earnings.

Federal bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Many state and municipal governments, including the State of Tennessee, are under financial stress due to the economy. As a result, these governments could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in a bank agreeing to limitations or to take actions that limit its operational flexibility, restrict its growth or increase its capital or liquidity levels all of which the Bank has agreed to in the Order. Failure to comply with any formal or informal regulatory restrictions, including the Order, could lead to further regulatory enforcement actions against us or the Bank. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

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

The Corporation's common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Corporation's common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the equity market forces like other common stocks. As a result, if you acquire the Corporation's stock, you could lose some or all of your investment.

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

At December 31, 2010, the Company and the Bank were defendants in a complaint filed in the Blount County Chancery Court. The plaintiffs have alleged breach of contract, promissory estoppels and negligent misrepresentation relating to commitments to fund various loans to certain plaintiffs. The plaintiffs are seeking compensatory damages of $3,600,000, punitive damages of $14,400,000 and treble damages. The case is in the discovery phase and the Company’s legal counsel is not able to provide an assessment regarding the potential outcome of the case or an estimate, or range of estimates, of potential damages; therefore the Bank has not accrued a liability with respect to this lawsuit. The Company and the Bank have aggregate insurance coverage of $3,000,000 which management believes is adequate to cover potential awards. Further, management believes they have strong defenses to all claims and intends to vigorously defend this lawsuit.

At December 31, 2010, the Company and the Bank were also defendants in a complaint filed in the Blount County Circuit Court. The plaintiffs have alleged breach of contract, negligent misrepresentation, intentional misrepresentation and violations of the Tennessee Consumer Protection Act relating to a commitment to fund a loan to the plaintiffs. The plaintiffs are seeking compensatory damages of $500,000, punitive damages of $1,000,000 and treble damages. The case is in the discovery phase and the Company’s legal counsel is not able to provide an assessment regarding the potential outcome of the case or an estimate, or range of estimates, of potential damages; therefore the Bank has not accrued a liability with respect to this lawsuit. The Company and the Bank have aggregate insurance coverage of $3,000,000 which management believes is adequate to cover potential awards. Further, management believes they have strong defenses to all claims and intends to vigorously defend this lawsuit.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Corporation is not traded through an organized exchange nor is there a known active trading market. The number of shareholders of record at December 31, 2010 was 1,473.  The following table shows the quarterly range of high and low sale prices for the Corporation's stock during the fiscal years 2010 and 2009.  These sale prices represent known transactions and do not necessarily represent all trading transactions for the periods.

Year		High	Low

2009:	First Quarter	$5.00	$3.89
	Second Quarter	$3.50	$3.50
	Third Quarter	$2.75	$2.75
	Fourth Quarter	$2.75	$2.75

2010:	First Quarter	$2.75	$2.75
	Second Quarter	$2.75	$2.75
	Third Quarter	$2.75	$2.75
	Fourth Quarter	$2.00	$1.50

Dividends

The payment of cash dividends is subject to the discretion of the Corporation's Board of Directors and the Bank's ability to pay dividends.  The Bank's ability to pay dividends is restricted by applicable regulatory requirements.  The Corporation cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future, the Corporation has never paid dividends in the past and the Corporation does not foresee paying dividends in the future. Tennessee law provides that without the approval of the Commissioner of the TDFI dividends may be paid by the Bank in an amount equal to net income in the calendar year the dividend is declared plus retained earnings for the prior two years. This means that because of the losses the Bank incurred in 2010 and 2009 and the Order’s restrictions on the Bank’s ability to pay dividends to the Corporation, the Bank cannot pay to the Corporation dividends in 2011 without the prior approval of the Commissioner of the TDFI.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The Corporation made no repurchases of its equity securities, and no Affiliated Purchasers (as defined in Rule 10b - 18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of the Corporation's equity securities during the fourth quarter of the fiscal year ended December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, the Corporation is not required to include this information in this Report.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2010 and 2009.  The discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in order to obtain a better understanding of the information contained in the financial statements.  The discussions contained herein are for the consolidated entity American Patriot Financial Group, Inc. (the “Corporation”) and its wholly-owned subsidiary American Patriot Bank (the “Bank”) collectively referred to herein as the “Company”.

Overview

During 2010 and 2009, the entire financial industry experienced significant instability and anxiety as economic conditions deteriorated.  Dramatic declines in the housing market during the past two years as well as elevated levels of foreclosures and unemployment have been widespread.  The Company did not participate in the subprime residential mortgage loans to retail customers, and did not invest in private label mortgaged backed securities or the preferred stock of Freddie Mac and Fannie Mae.  Nonetheless, the effects of a slowing economy, steep declines in housing starts and real estate development and related sale activities adversely affected the Company’s portfolio of loans to builders and developers of residential real estate. The Company’s loans to commercial customers in the related building trades and allied industries have also been adversely impacted.  As a result, the Company has continued to incur a net loss in 2010.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 ("ASU 2010-06"), Fair Value Measurements and Disclosures (ASC Topic 820, Improving Disclosures about Fair Value Measurements). ASU 2010-06 requires certain new disclosures and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods with those fiscal years.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASU 2010-20”), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASC Topic 310, Receivables).  ASU 2010-20 will improve transparency by requiring expanded disclosures about the credit quality of our loans and the related reserves against them.  ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this standard for the year ended December 31, 2010, and its adoption did not have a material impact on its consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Results of Operations

The Company had a net loss of $2,297,818 for the year ended December 31, 2010 (or a negative $.97 per common share loss) compared to a net loss of $4,022,669 (or a negative $1.68 per share loss) for the year ended December 31, 2009. A significant provision for loan losses was the primary cause of the net loss in the year ended December 31, 2010, coupled with substantial FDIC assessments and increased collection, OREO and workout expenses.

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities. Interest income for 2010 was $5,047,338 compared to $6,228,366 in 2009.  Total interest expense was $1,901,885 in 2010 compared to $2,972,650 in 2009. The net interest margin was 3.26% in 2010 compared to 2.89% in 2009, or a 37 basis point increase. Average earning assets decreased approximately $16 million (14.46%) to approximately $96 million for the year 2010 as compared to $112 million for the year 2009. Average interest-bearing liabilities decreased approximately $11 million (10.08%) in 2010 to $99 million as compared to $110 million in 2009. The improvement in the net interest margin was due to a decrease in the cost of interest bearing liabilities of 78 basis points which exceed the decrease in the yield on earning assets of 29 basis points. The Bank was able to reduce funding costs while the yield on loans has remained relatively the same as many of the loans have reached their floor rates.

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

The year 2010 represents the Bank’s ninth full year of operations.  During 2010, the Bank recognized a provision for loan losses of $1,382,685 as compared to $3,146,855 for 2009. Decreases in net-charge offs and an overall decrease in the Company’s allowance for loan losses in relation to loan balances during 2010 were the primary reasons for the decrease in the provision expense in 2010 when compared to 2009. These decreases were generated primarily by continued efforts on the part of management to improve the Company’s asset quality.  Further, an overall decline in outstanding loans from 2009 to 2010 has contributed to the reduction in allowance for loan losses.  Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss, which management believes is representative of probable loan losses.  Other factors considered by management include the composition of the loan portfolio, economic conditions, results of regulatory examinations, and the creditworthiness of the Bank’s borrowers and other qualitative factors.

The Bank incurred a decrease in net charge-offs during 2010 as compared with 2009. Net charge-offs were $1,509,334 and $2,437,844 for 2010 and 2009, respectively.  This impacted the Bank’s historical loss ratio and consequently the allowance for loan losses calculation.  Gross loans decreased from $95,644,997 at December 31, 2009 to $76,715,535 or 19.8% at December 31, 2010. Loans classified as impaired increased during 2010. Impaired loans at December 31, 2010 were $12,821,531 as compared to $11,947,868 at December 31, 2009.  Management continues to evaluate its impaired loans and provides valuation allowances as considered necessary.

Management believes that the allowance for loan losses is adequate at December 31, 2010. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, or changes in the circumstances of particular borrowers.  In 2011, management intends to pursue more aggressive strategies for problem loan resolution, and is committed to bolster loan loss reserves to levels sufficient to absorb losses recognized in the pursuit of this strategy.

Provisions for Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the estimated allowance for loan losses and accumulated depreciation.  Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized. For further information regarding the provisions for income taxes see Note 9 to the Consolidated Financial Statements.

Noninterest Income

The Company's noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for 2010 was $966,820 compared to $590,494 in 2009.  Service charge income decreased during 2010 by $61,602 or 14.6% when compared to 2009.  The primary cause of the decline in service charges between 2009 and 2010 was related to declines in NSF and overdraft fees. These fees are primarily activity driven and relate to transaction based checking accounts.  The Bank noted a significant decline in checking account customers when comparing 2010 to 2009, and a corresponding decrease in NSF and overdraft transactions during 2010, as compared to 2009.  There was a decrease of $9,597 or 36.6% in fees from origination of mortgage loans sold from $26,214 in 2009 to $16,617 in 2010.  Other noninterest income for 2010 was positively impacted when compared to 2009 by insurance recoveries of $467,196. Earnings on the cash surrender value of bank owned life insurance (BOLI) purchased in 2007 was $105,457 during 2010.  The cash surrender value earnings for 2009 was $111,273, a decrease of $5,816 when compared to the earnings in 2010.

Noninterest Expense

Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses.  The following shows the comparison of our noninterest expense for the years ended December 31, 2010 and 2009:

	Years ended		2010-2009
	December 31,		Percent
			Increase
	2010	2009	(Decrease)

Noninterest expense:
Salaries and employee benefits	$1,464,902	$1,753,469	(16.46)%
Occupancy	567,907	587,800	(3.38)%
Advertising	20,069	43,447	(53.81)%
Data processing	307,271	322,787	(4.81)%
Legal and professional	561,084	593,679	(5.49)%
Depository insurance	457,068	483,994	(5.56)%
Foreclosed real estate, net	927,090	201,622	359.82%
Other operating	496,880	530,902	(6.41)%
Total noninterest expense	$4,802,271	$4,517,700	6.30%

Salaries and benefits decreased $288,567 in 2010, when compared to 2009.  The decrease in salaries and benefits is, for the most part, due to reductions in senior level management positions without replacement. Legal and professional fees decreased $32,595 in 2010, as compared to 2009.  Management continues to incur high levels of expenses to meet the demands of regulatory requirements, especially relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the requirements of the Order, in addition to strategic plan development. The Company has also incurred significant noninterest expense increases primarily as a result of increased collection and workout expenses. Foreclosed real estate expense increased $725,468 from $201,622 at December 31, 2009 to $927,090 at December 31, 2010.  This represents an increase of 359.8% during 2010 when compared to 2009.  The increase in foreclosed real estate expense is related to the continued deterioration of local real estate values in the Company’s market, particularly with respect to foreclosed properties acquired from builders and residential land developers. Foreclosed real estate expense is composed of three types of charges: maintenance costs, valuation adjustments based on new appraisal values and gains or losses on disposition. At December 31, 2010, the Company had $3.9 million in foreclosed assets compared to $3.4 million at December 31, 2009. The Company anticipates reduced foreclosed real estate charges for 2011 as the value of real estate held is expected to stabilize.  Further foreclosure activity should reduce substantially from 2010 levels.

ATM expenses, FDIC insurance and state banking assessments are expected to increase during 2011, primarily as a result of the requirement to increase the FDIC’s DIF to statutory levels over a prescribed period of time and increased pressure on the fund’s reserves due to the increasing number of bank failures.  FDIC insurance costs for 2010 actually declined by $26,926 when compared to 2009. The 2009 costs included a special assessment from the FDIC of approximately $62,037 that was accrued by the Bank in the second quarter of 2009 to provide additional reserves for the FDIC’s DIF.   On November 12, 2009, the FDIC adopted a final rule that, in lieu of a further special assessment in 2009, will require all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also proposed to adopt a uniform three basis point increase in assessment rates effective on January 1, 2011. The Bank was exempted from the prepayment requirement but will be impacted by the uniform increase in assessment rates.

Financial Condition

Total assets at December 31, 2010, were $100,088,966, a decrease of $18,125,272 or 15.3% from 2009 year end assets of $118,214,238.  Deposits decreased to $93,654,319 at December 31, 2010, a decrease of $12,855,261 or 12.1% from $106,509,580 at December 31, 2009.  Gross loans decreased by $18,929,462, or 19.8%, to $76,715,535 at year end 2010, from $95,644,997 at year-end 2009.  Federal Home Loan Bank (“FHLB”) Stock remained the same at $296,500 at December 31, 2010 when compared to December 31, 2009.  Securities available for sale decreased by $68,228, or 2.3% to $2,916,717 at year end 2010 compared to $2,984,945 at year end 2009. Most of the decrease in total assets from 2009 to 2010 is accounted for by the decrease in the loan portfolio.

The Company places an emphasis on an integrated approach to its balance sheet management.  Significant balance sheet components of loans, sources of funds, and restricted equity investments are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below.

Loans

Gross loans outstanding totaled $76,715,535 at December 31, 2010 compared to $95,644,997 at December 31, 2009. All loan types decreased in 2010 as compared to 2009. Consumer and owner occupied residential loans decreased approximately 11.1% as a percentage of the entire portfolio. Aggregate commercial (non-real estate) loans declined approximately 5.1% as a percentage of the entire portfolio, with commercial real estate also decreasing by 3.7%.  These decreases are reflective of the current economic market in our primary lending areas.  Further, as our capital declined during 2010, so did our legal lending limits.  As commercial and commercial real estate tend to be larger loans, our ability to make and hold these types of loans decreased in 2010, which contributed to the decline seen.

In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection.  At December 31, 2010, loans 90 days or more past due and still accruing interest were $1,895,621. Total loans in non-accrual status equaled $10,269,694.  The increase in nonaccrual loans and non-performing asset balances that the Company experienced in 2010 is primarily related to a weakened real estate market in the Company’s market areas, particularly its Blount County market.  Within this segment of the loan portfolio, the Company makes loans to home builders and developers and sub-dividers of land.  These borrowers have experienced stress due to a combination of declining residential real estate demand and resulting price and collateral value declines.  Further, housing starts in the Company’s market areas continue to slow.

The following is a summary of information pertaining to impaired loans:

	December 31, 2010	December 31, 2009

Impaired loans with a specific valuation allowance	$5,815,229	$6,622,969
Total specifically evaluated impaired loans	$12,821,531	$11,947,868
Specific valuation allowance related to impaired loans	$1,380,339	$2,049,912

In addition to the specifically evaluated impaired loans above, the Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment.  Loans collectively evaluated for impairment, with a classification of substandard and doubtful, as of December 31, 2010 and December 31, 2009 were $634,002 and $2,971,100 respectively.  The Bank has reserved $69,621 and $101,994 related to these loans as of December 31, 2010 and December 31, 2009, respectively.

The increase in impaired loans in 2010 was primarily related to the weakened residential and commercial real estate market in the Company’s market areas as well as the impact of high unemployment levels in those areas.  Within the residential and commercial real estate segment of the portfolio, the Company makes loans to, among other borrowers, home builders and developers of land.  These borrowers have experienced stress during the current economic climate due to a combination of declining demand for residential real estate and the resulting price and collateral value declines.  In addition, housing starts in the Company’s market areas continue to slow.  An extended recessionary period will likely cause the Company’s real estate construction and land development loans to continue to underperform and such underperformance, along with increased stress on individual borrowers, particularly those impacted by the high unemployment rates in the Greene and Blount County markets, may result in increased levels of impaired loans which may negatively impact the Company’s results of operations.

As of December 31, 2010, the Company has identified loans aggregating $12.8 million as being impaired, of which $10.3 million are non-performing as it relates to the payment of interest.  The aforementioned total is approximately $2.5 million more than reported at December 31, 2009.  The increase is primarily related to identified problem assets centered in the Blount County Market.

Nonperforming Assets

At December 31, 2010 the Company had $14.2 million in nonperforming assets compared to $11.2 million at December 31, 2009. Included in nonperforming assets were $10.3 million in nonperforming loans and $3.9 million in other real estate owned at December 31, 2010 and $7.8 million and $3.4 million, respectively at December 31, 2009. The increase in non-performing asset balances that the Company experienced in 2010 is primarily related to a weakened residential real estate market in its primary markets. Home builders and developers and sub-dividers of land have continued to experience stress due to a combination of declining residential demand for new housing and resulting price and collateral value declines in the Company’s market areas. The Company believes that its nonperforming asset levels will remain elevated in 2011 as it works diligently to remediate these assets.

Restricted Equity Investments

FHLB stock at December 31, 2010 and 2009 was carried at cost of $296,500.  As a member of the FHLB, the Company is required to maintain stock in an amount equal to 0.15% of total assets and 4% of outstanding FHLB advances.  FHLB stock is maintained by the Company at par value of $100 per share.

Securities Available for Sale

Securities have been classified in the balance sheet according to management’s intent as securities available for sale.  The amortized cost and approximate fair value of securities at December 31, 2010 and 2009 is as follows:

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale:
U.S. Government-sponsored Enterprises (GSEs)	$2,500,000	$-	$(54,550)	$2,445,450
Mortgage-backed and related securities	$494,841	$-	$(23,574)	$471,267

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale:
U.S. Government-sponsored Enterprises (GSEs)	$3,000,000	$2,490	$(17,545)	$2,984,945

We added a security portfolio during 2009 to help improve our net interest income as rates earned on federal funds sold and other interest bearing deposits was extremely low in the current interest rate environment. We also utilized our investment portfolio to secure federal funds lines of credit as part of our liquidity plan.

At December 31, 2010, securities with a carrying value of approximately $2,817,990 were pledged to secure a federal funds line of credit with First National Bankers Bank of Alabama, and $98,727 is pledged to the Tennessee State Treasurer for the Tennessee Collateral Pool membership.

Total deposits, which are the principal source of funds for the Company, were $93,654,319 at December 31, 2010 compared to $106,509,580 at December 31, 2009.  The decrease of $12,855,261 from year end 2009 to year end 2010 represents a decrease of 12.1%.  The Company has targeted local consumers, professional and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.   The Company has established a line of credit with the FHLB secured by 1-4 family residential mortgage loans.  At December 31, 2010 and 2009 the Company had outstanding advances of $2,624,906 and $5,310,497 at the FHLB, respectively. At December 31, 2010, the Company also had $900,000 in short-term borrowings from Jefferson Federal Bank secured by 100% of the stock of the bank, and $21,000 in unsecured promissory notes with two current and one former director which are due on demand. See Notes 2 and 8 of our audited consolidated financial statements for further information. The parties have agreed to a modification of the loan that extends maturity on the $900,000 loan to February 28, 2011. As of the date of this report, the payment due February 28, 2011 has not been paid and the Company does not have the financial resources to make such payment.  If the Company is unable to negotiate an extension of the maturity date, the lender could foreclose on its collateral, the stock of the Bank, and accordingly acquire the Bank.

Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits, other than public funds and brokered deposits, issued in denominations of $100,000 or less while all other funding is deemed to be non-core.  Because, among other reasons, the Bank is “significantly undercapitalized” under the prompt corrective action provisions of the FDICIA and subject to minimum capital requirements in the Order, it may not accept, renew or rollover brokered deposits.  It is also prohibited from paying interest on deposits at rates higher than certain nationally prescribed rates.  These limitations could place pressure on the Bank’s liquidity as it may be unable to retain deposits as they mature.

The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at December 31, 2010 and December 31, 2009:

	December 31,		December 31,
	2010	Percent	2009	Percent
Core funding:
Noninterest-bearing deposit accounts	$5,275,302	5.43%	$6,669,598	5.91%
Interest-bearing demand accounts	3,994,177	4.11%	3,957,880	3.51%
Savings and money market accounts	18,714,264	19.25%	21,355,440	18.92%
Time deposits accounts less than $100,000	46,937,735	48.29%	56,993,820	50.51%
Total core funding	$74,921,478	77.08%	$88,976,738	78.85%

Non-core funding:
Time deposit accounts greater than $100,000	$18,284,777	18.81%	$17,333,950	15.36%
Public funds	448,064	0.46%	198,892	0.17%
Federal Home Loan Bank advances and short-term borrowings	3,545,906	3.65%	6,338,497	5.62%
Total non-core funding	22,278,747	22.92%	23,871,339	21.15%
Totals	$97,200,225	100.00%	$112,848,077	100.00%

Liquidity

At December 31, 2010, the Company had liquid assets of approximately $14.5 million in the form of cash, federal funds sold, securities available for sale, and FHLB Stock available for sale compared to approximately $13.5 million on December 31, 2009. Additional liquidity should be provided by loan repayments; however, the restrictions on the Bank’s ability to accept, rollover or renew brokered deposits and on the rates that the Bank may pay on other deposits may negatively impact the Bank’s ability to grow or retain its deposits.  The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that may provide an additional credit line if necessary. The Company has been approved to borrow funds at the Federal Discount Window.

Capital

Stockholders' equity at December 31, 2010 was $2,142,844, a decrease of $2,173,446 from $4,316,290 at December 31, 2010.  This decrease was due to a net loss of $2,297,818 for 2010 and the unrealized holding loss for securities available for sale of $38,922 maintained in accumulated other comprehensive income. The decrease in stockholder’s equity was partially offset by the issuance of preferred stock for $163,294.  The FDIC advised the Bank during the 2009 third quarter, that it believed the Bank should restate its June 30, 2009 Consolidated Report of Condition and Income (the “Call Report”) to reduce the Bank’s regulatory capital by $1,566,001 to comply with regulatory required limits on deferred tax assets in computing of the Bank’s regulatory capital requirements at June 30, 2009.  On October 13, 2009, the Bank submitted a revised Call Report to the FDIC reflecting a reduction in the Bank’s capital levels at June 30, 2009 as a result of the FDIC’s request.  This restatement had a significant negative effect on the Bank’s regulatory capital at December 31, 2009.

On June 3, 2009, the Bank consented to the issuance of the Order. The more significant terms of the Order are discussed in Note 2 to the consolidated audited financial statements.

Pursuant to the terms of the Order, as more fully described below, the Bank is required to develop and implement a capital plan that increases the Bank’s Tier 1 capital ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio to 8%, 10% and 11%, respectively.  The Bank has submitted numerous capital plans to the FDIC since the Order was issued and none of those have been accepted.  The most recent capital restoration plan proposed by the Bank was submitted to the FDIC and the TDFI for approval on February 24, 2011, and following receipt of any comments to the plan from the FDIC or the TDFI, the Bank must immediately initiate measures to effect compliance with the capital plan within 30 days after the FDIC and the TDFI respond to the capital plan.

As a result of the Bank’s capital ratios falling below minimum regulatory accounts, the Bank is considered “significantly undercapitalized” and it is subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which among other things: (i) restricts payment of capital distributions and management fees; (ii) requires that the FDIC monitor the condition of the Bank; (iii) requires submission of a capital restoration plan within 45 days; (iv) restricts the growth of the Bank’s assets; and (v) requires prior approval of certain expansion proposals, many of which restrictions or obligations, including the requirement to submit a capital restoration plan, the Bank was already subject to as a result of the Order. The Bank has submitted numerous capital restoration plans to the FDIC for approval, but none of the plans have yet been approved by the FDIC.

In order to secure the approval of the FDIC of the Bank’s capital restoration plan, each time the Bank submitted such plan (with the latest submission date being February 24, 2011), the Company executed a Capital Maintenance Commitment and Guaranty (the “Commitment”) with the FDIC, which remains subject to the FDIC’s approval and execution.  Pursuant to the Commitment, the Company will be required to provide the FDIC assurance in the form of a financial commitment and guaranty that the Bank will comply with the Bank’s capital restoration plan until the Bank has been adequately capitalized on average during each of four consecutive quarters and, in the event the Bank fails to so comply, to pay to the Bank the lesser of five percent of the Bank's total assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all capital standards applicable to the Bank at the time it failed to comply.

In August 2010, the FDIC notified the Bank that, due to the Bank’s “significantly undercapitalized” status, it intended to issue the Bank a prompt corrective action directive requiring the Bank to submit an acceptable capital restoration plan on or before August 31, 2010 providing that, among other things, at a minimum the Bank shall restore and maintain its capital to the level of “adequately capitalized.”  This directive was issued on August 17, 2010.  In the event that the Bank does not increase its Tier 1 capital in accordance with the requirements of this directive, the Bank will be required under the directive to take any necessary action to result in the Bank’s acquisition by another depository institution holding company or merge with another insured depository institution.  Numerous capital restoration plans have been submitted, however none of these plans have yet been accepted by the FDIC. A revised plan has been submitted and the Company will be required to guarantee this capital restoration plan submitted pursuant to the directive to the same extent described in the immediately preceding paragraph. In our most recent capital restoration plan, we have stated that our primary focus regarding improving our capital is on the sale or merger of our Company or the Bank. Secondarily, we are trying to raise sufficient amounts of capital necessary to capitalize the Bank at or above those levels required in the Order. If we are unable to find a merger partner or anyone to buy us, and we are also unable to raise sufficient capital to meet the capital commitments the Bank has made to the TDFI and the FDIC, we may be closed by the FDIC.  The directive also imposes certain limitations on the Bank’s operations, many of which the Bank is already subject to under the terms of the Order or as a result of the Bank falling below “adequately capitalized” at June 30, 2009, including limitations on the Bank’s ability to pay dividends, to pay management fees to the Company, to grow the Bank’s asset base, to make acquisitions, establish new branches or engage in new lines of business, to pay board and committee fees, to accept, renew or rollover brokered deposits and to pay interest rates on deposits above prescribed national rates.  The terms of the directive require that the directive shall remain effective until the Bank has been “adequately capitalized” on average for four consecutive quarters.

The Bank and the Company are currently evaluating their respective capital options and the Company is actively seeking another company with which to merge or by which to be acquired.

At December 31, 2010, the Bank’s Tier 1 risk-based capital ratio was in excess of the regulatory minimums. The Bank’s Tier 1 leverage ratio and Total risk-based capital ratio, however, continued to be less than the required minimum ratios, as they were at September 30, 2010, and the Bank, accordingly, remains within the category of “significantly undercapitalized” under the FDIC’s prompt corrective action provisions. In addition to the limitations on the Bank’s activities mandated by the Order and the prompt corrective action directive, the Bank, because it is significantly undercapitalized, is also now subject to determinations by the FDIC to require the Bank to be recapitalized, to restrict transactions with affiliates, restrict interest paid on deposits and to require changes in the directorate and/or senior management.  The Bank’s actual capital amounts and required ratios under the Order are as follows:

	Actual		Minimum Amount Necessary For Capital Adequacy Purposes		Minimum Amount Necessary To Be Well Capitalized Under Prompt Corrective Action Provisions		To Comply With Minimum Capital Requirements Per Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010 (in Thousands)
Tier 1 Capital (To Average Assets)	$3,153	3.07%	$4,102	4%	$5,128	5%	$8,204	8%

Tier 1 Capital (To Risk Weighted Assets)	$3,153	4.01%	$3,148	4%	$4,722	6%	$7,871	10%

Total Capital (To Risk Weighted Assets)	$4,161	5.29%	$6,296	8%	$7,871	10%	$8,658	11%

As of December 31, 2009 (in Thousands)
Tier 1 Capital (To Average Assets)	$4,094	3.40%	$4,817	4%	$6,021	5%	$9,634	8%

Tier 1 Capital (To Risk Weighted Assets)	$4,094	4.75%	$3,447	4%	$5,170	6%	$8,617	10%

Total Capital (To Risk Weighted Assets)	$5,194	6.03%	$6,894	8%	$8,617	10%	$9,479	11%

The Bank is considered significantly undercapitalized at December 31, 2010.  See Notes 2 and 12 of the consolidated financial statements for additional information.

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

At December 31, 2010, approximately 66% of the Company’s gross loans had adjustable rates.  Based on the asset/liability modeling management believes that these loans reprice at a faster pace than liabilities held at the Company.  Because the majority of the institution’s liabilities are 12 months and under and the gap in repricing is asset sensitive, with loans repricing daily, management believes that a rising rate environment should have a positive impact on the Company’s net interest margin.  Floors in the majority of the Company’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at December 31, 2010, had outstanding unused lines of credit and standby letters of credit that totaled $6,546,010.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate federal funds sold or, on a short-term basis, to purchase federal funds from other banks and to borrow from the Federal Home Loan Bank.  At December 31, 2010, the Company had established with correspondent banks the ability to purchase federal funds if needed.

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

In addition, as a result of the Bank’s total risk-based capital ratio falling below 6% at September 30, 2010, and remaining below 6% at December 31, 2010, the Bank is considered “significantly undercapitalized” and it is subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which among other things: (i) restricts payment of capital distributions and management fees; (ii) requires that the FDIC monitor the condition of the Bank; (iii) required submission of a capital restoration plan within 45 days; (iv) restricts the growth of the Bank's assets; and (v) requires prior approval of certain expansion proposals, many of which restrictions or obligations, including the requirement to submit a capital restoration plan, the Bank was already subject to as a result of the Order. The Bank has submitted its capital restoration plan to the FDIC for approval, but the plan has not yet been approved by the FDIC.

I.	AVERAGE BALANCE SHEETS, NET INTEREST REVENUE AND CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table shows the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for each of the years in the two-year period ended December 31, 2010.  The table is presented on taxable equivalent basis, if applicable.

	2010			2009
		Interest	Average		Interest	Average
	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest-earning assets:

Loans (including fees)	$85,971,390	$4,951,893	5.76%	$103,129,495	$6,178,856	5.99%
Securities - AFS	2,797,542	48,302	1.73%	819,210	13,581	1.66%
FHLB stock	296,500	12,969	4.37%	295,208	13,587	4.60%
Interest-bearing deposits in banks	4,091,121	26,011	0.64%	264,490	1,105	0.42%
Federal funds sold	3,232,028	8,163	0.25%	8,182,018	21,237	0.26%

Total interest-earning assets/interest-income	96,388,581	5,047,338	5.24%	112,690,421	6,228,366	5.53%

Cash and due from banks	2,530,281			3,675,544
Other assets	12,787,978			11,786,212
Allowance for loan losses	(2,785,635)			(2,959,593)

Total Assets	$108,921,205			$125,192,584

Liabilities and Stockholder's Equity:

Interest-bearing liabilities:

Demand deposits	$20,982,019	$237,567	1.13%	$25,961,848	$458,345	1.77%
Savings deposits	2,343,371	5,653	0.24%	2,578,882	6,604	0.26%
Other time deposits	70,590,399	1,456,157	2.06%	74,766,612	2,246,988	3.01%
FHLB advances and other borrowings
	4,764,279	202,508	4.25%	6,440,063	260,713	4.05%

Total interest-bearing liabilities/interest-expense	98,680,068	1,901,885	1.93%	109,747,405	2,972,650	2.71%

Non-interest bearing demand deposits	5,849,414			7,334,975
Other liabilities	935,335			1,096,642
Stockholder's equity	3,456,388			7,013,562

Total liabilities and stockholder's equity	$108,921,205			$125,192,584

Net interest earnings		$3,145,453			$3,255,716

Net interest spread			3.31%			2.82%
Net interest margin			3.26%			2.89%

Note:  Average loan balances include nonaccrual loans.  Interest collected on nonaccrual loans has been included.

The net interest margin for 2010 was 3.26% compared to a net interest margin of 2.89% for the same period in 2009, an increase of 37 basis points.  The improvement in the net interest margin was due to a decrease in the cost of interest bearing liabilities of 78 basis points which exceeded the decrease in the yield on earning assets of 29 basis points. Other matters related to the changes in net interest income, net yields and rate, and net interest margin are presented below:

▪
Our loan yields decreased from 2009 to 2010.  For asset/liability management purposes, we have emphasized variable rate loans since our inception such that approximately 66.0% of our loans are variable rate loans at December 31, 2010 compared to 68.0% at December 31, 2009.  Variable rate loans generally have lower yields than do fixed rate loans, but better match the cost of funds in a rising rate environment.

▪
During 2010 the average balances of noninterest bearing deposits decreased by $1,485,561 or 20.25%, while interest bearing liabilities decreased by $11,067,337 or 10.08%.  Rates decreased in 2010 over 2009.  Management anticipates the funding rates to remain stable or slightly decrease on interest bearing liabilities for most of 2011.

▪	During 2010 and 2009 we invested a portion of our excess liquidity in lower-earning securities rather than loans, which typically carry a higher yield.

Net interest income decreased by $110,263 between the years ended December 31, 2010 and 2009 and decreased by $634,326 from December 31, 2008 to December 31, 2009.

The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes:

	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) due to			Increase (Decrease) due to
	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets:

Loans	$(197,793)	$(1,027,771)	$(1,225,564)	$(1,240,854)	$192,490	$(1,048,364)
Investment securities	1,863	32,840	34,703	13,581	-	13,581
FHLB stock	(670)	59	(611)	(1,673)	1,248	(425)
Interest-bearing deposits in banks	8,828	16,072	24,900	(3,485)	(529)	(4,014)
Federal funds sold	(240)	(12,870)	(13,110)	(166,948)	109,559	(57,389)

Total interest-earning assets	(188,012)	(991,670)	(1,179,682)	(1,399,379)	302,768	(1,096,611)

Interest-bearing liabilities:

Demand deposits	(133,815)	(88,143)	(221,958)	(168,060)	32,691	(135,369)
Savings deposits	(440)	(612)	(1,052)	(12,858)	(6,293)	(19,151)
Other time deposits	(662,390)	(125,704)	(788,094)	(864,218)	439,902	(424,316)
FHLB advances and other borrowings	9,555	(67,870)	(58,315)	28,030	88,521	116,551

Total interest-bearing liabilities	(787,090)	(282,329)	(1,069,419)	(1,017,106)	554,821	(462,285)

Net interest income	$599,078	$(709,341)	$(110,263)	$(382,273)	$(252,053)	$(634,326)

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair market has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. At December 31, 2010, six securities had unrealized losses which depreciated 2.60 percent from the Bank’s amortized cost basis. These securities have unrealized losses less than twelve months old. In analyzing the insurer’s financial condition, management considers whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s current financial condition. As management has the ability to hold the securities until maturity, or for the foreseeable future if classified as available-for sale, no declines relative to the securities mentioned above are deemed to be other-than-temporary. As of December 31, 2010, these securities have gross unrealized losses of $78,124. No sales of securities occurred during the period ending December 31, 2010. Securities with a carrying value of $2,817,990 has been pledged to secure a federal funds line of credit with First National Bankers Bank of Alabama as of December 31, 2010. The U.S. Government securities all have maturity dates of 4 to 6 years. The Company has one government guaranteed mortgage-backed security with a maturity of 39 years although with monthly principal pre-payments, the average life is currently estimated to be 4.72 years.

III.	LOAN PORTFOLIO

A.	Loan Types.

The following schedule details the loans of the Company at December 31, 2010 and 2009:

	December 31,
	2010	2009

Mortgage loans on real estate:
Residential 1-4 family	$37,907,120	$47,369,641
Nonresidential and multifamily	21,222,784	22,879,767
Construction and development	5,415,167	7,255,877
	64,545,071	77,505,285

Commercial	10,805,289	15,658,189

Consumer	1,365,175	2,481,523

Total loans	76,715,535	95,644,997

Less:
Estimated allowance for loan losses	(2,956,010)	(3,082,659)

Loans, net	$73,759,525	$92,562,338

B.           Maturities and Sensitivities of Loans and Deposits to Changes in Interest Rates

The following schedule details maturities and sensitivities to interest rate changes for loans and deposits as of December 31, 2010:

	Within	1 to 5	Over 5
	1 year	years	years	Total

Uses of Funds:

Loans
Residential 1-4 family	$19,118,322	$11,452,999	$7,335,799	$37,907,120
Nonresidential and multifamily	8,921,252	10,856,230	1,445,302	21,222,784
Construction and development	4,989,200	376,215	49,752	5,415,167
Commercial	7,578,974	3,226,315	-	10,805,289
Consumer	531,770	819,112	14,293	1,365,175

Total Loans	41,139,518	26,730,871	8,845,146	76,715,535

	Within	1 to 5	Over 5
	1 year	years	years	Total

FHLB stock	296,500	-	-	296,500
Securities - AFS	-	1,484,700	1,432,017	2,916,717
Interest-bearing deposits in banks	8,182,239	-	-	8,182,239
Bank owned life insurance	-		2,570,228	2,570,228
Federal funds sold	1,609,482	-	-	1,609,482

Total earning assets	$51,227,739	$28,215,571	$12,847,391	$92,290,701

Source of funds:

Deposits:
Interest-bearing
Money market, interest, checking, and savings	$23,056,505	$-	$-	$23,056,505
Time deposits	56,085,380	9,237,132	-	65,322,512
Total Deposits	79,141,885	9,237,132	-	88,379,017

Borrowings	3,545,906	-	-	3,545,906

Total interest-bearing liabilities	$82,687,791	$9,237,132	$-	$91,924,923

Net repricing gap	$(31,460,052)	$18,978,439	$12,847,391	$365,778

Rate sensitivity gap:
Net repricing gap as a percentage of total earning assets	(34.09)%	20.56%	13.92%	0..40%
Cumulative gap:	$(31,460,052)	$(12,481,613)	$365,778

Cumulative gap as a percentage of total earning assets	(34.09)%	(13.52)%	0.40%

Rate Risk:

Loans with predetermined rates	$11,493,742	$10,954,059	$3,741,478	$26,189,279

Loans with variable/adjusted rates	29,645,776	15,776,812	5,103,668	50,526,256

	$41,139,518	$26,730,871	$8,845,146	$76,715,535

C.	Risk Elements

The following table presents information regarding nonaccrual, past due and restructured loans at December 31, 2010 and 2009:

	2010	2009
Loans accounted for on a non-accrual basis:
Number	54	48
Amount	$10,269,694	$7,790,863
Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal or interest payments:
Number	15	11
Amount	$1,895,621	$3,707,470
Loans defined as “troubled debt restructurings”
Number	0	0
Amount	$-	$-

Accrual of interest is discontinued on a loan when management of the Company determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

The Bank has specifically identified and evaluated $12,821,531 and $11,947,868 in impaired loans at December 31, 2010 and 2009, respectively.  The Bank has reserved $1,380,339 and $2,049,912 related to these specifically evaluated loans as of December 31, 2010 and 2009, respectively.

The Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment.  Loans collectively evaluated for impairment, with a classification of substandard or doubtful, as of December 31, 2010 and 2009, were $634,002 and $2,971,100, respectively.  The Bank has reserved $69,121 and $101,994 related to these loans as of December 31, 2010 and 2009, respectively.

There are no other loans which are not disclosed above, but where known, information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

The following schedule details selected information related to the estimated allowance for loan loss account of the Company at December 31, 2010 and 2009:

	December 31
	2010	2009

Balance at beginning of year	$3,082,659	$2,373,648

Provision charged to expense	1,382,685	3,146,855

Charge offs:
Residential 1-4 family	(757,725)	(1,238,319)
Nonresidential and multifamily	-	(284,321)
Construction and development	(708,376)	(953,308)
Commercial loans	(123,836)	(43,016)
Consumer loans	(53,192)	(72,677)

Total Loan Losses	(1,643,129)	(2,591,641)

	December 31
	2010	2009

Recoveries:
Residential 1-4 family	23,521	61,131
Nonresidential and multifamily	-	41,533
Construction and development	80,468	-
Commercial loans	15,650	22,633
Consumer loans	14,156	28,500

Total Loan Recoveries	133,795	153,797

Net Charge Offs	(1,509,334)	(2,437,844)

Balance at end of year	$2,956,010	$3,082,659

Ratio of net charge offs during the period to average loans outstanding during the period	1.76%	2.36%

Allowance for loan losses as a percent of year end loans	3.85%	3.22%

At December 31, 2010 and 2009, the allowance for loan losses was allocated as follows:

	December 31, 2010		December 31, 2009
		Percentage of loan		Percentage of loan
		in each category		in each category
	Amount	to total loans	Amount	to total loans

Mortgage loans on real estate:
Residential 1-4 family	$948,868	32.10%	$1,735,825	56.31%
Nonresidential and multifamily	460,801	15.59%	333,455	10.82%
Construction and development	853,849	28.89%	324,507	10.53%
	2,263,518		2,393,787

Commercial loans	651,319	22.03%	626,589	20.32%

Consumer loans	41,173	1.39%	62,283	2.02%

	$2,956,010	100.00%	$3,082,659	100.00%

The following is a summary of information pertaining to non-accrual loans as of December 31, 2010:

Nonaccrual Loans:
Residential 1-4 family	$3,464,994
Nonresidential and multifamily	4,528,590
Construction and development	1,080,586
Commercial	1,182,141
Consumer	13,383

Total	$10,269,694

The following is a summary of information pertaining to non-accrual loans as of December 31, 2009:

Total nonaccrual loans	$7,790,863

The following table presents an aged analysis of past due financing receivables as of December 31, 2010:

		Past Due
	30-89 Days	90 Days
	Past Due	or More
	and	and		Total	Current	Total
	Accruing	Accruing	Non-Accrual	Past Due	Loans	Loans

Residential 1-4 family	$1,757,199	$679,036	$3,464,994	$5,901,229	$32,005,891	$37,907,120
Nonresidential and multifamily	99,091	346,479	4,528,590	4,974,160	16,248,624	21,222,784
Construction and development	207,985	362,251	1,080,586	1,650,822	3,764,345	5,415,167
Commercial	172,853	493,778	1,182,141	1,848,772	8,956,517	10,805,289
Consumer	31,403	14,077	13,383	58,863	1,306,312	1,365,175

Total	$2,268,531	$1,895,621	$10,269,694	$14,433,846	$62,281,689	$76,715,535

The following is a summary of information pertaining to past due loans as of December 31, 2009:

Total loans past-due ninety days or more and still accruing	$3,707,470

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

V.	DEPOSITS

The average amounts and average interest rates for deposits for 2010 and 2009 are detailed in the following schedule:

	Years Ended December 31,
	2010		2009
Deposit Category	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid

Noninterest-bearing demand	$5,849,414	N/A	$7,334,975	N/A
Interest-bearing demand	20,982,019	1.13%	25,961,848	1.77%
Savings deposits	2,343,371	0.24%	2,578,882	0.26%
Time deposits	70,590,399	2.06%	74,766,612	3.01%

The following schedule details the amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2010:

Certificates of Deposit

3 months or less	$505,255
3-6 months	449,656
6-12 months	3,008,886
Over 12 months	14,420,980

Total	$18,384,777

VI.	RETURN ON EQUITY AND ASSETS

Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

	Year Ended December 31,
	2010	2009

Return on average assets	(2.11)%	(3.21)%
Return on average equity	(66.48)%	(57.36)%
Average equity to average assets ratio	3.17%	(5.60)%
Dividend payout ratio	N/A	N/A

VII.	SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances:

Pursuant to collateral agreements with the FHLB, the advances are collateralized by specific first mortgage loans. The FHLB’s required unpaid principal balance of eligible mortgages was $3,806,113 and $6,950,621 at December 31, 2010  and  2009, respectively.  The advances at December 31, 2010 and 2009, have the maturity dates as follows:

Maturity Date	Interest Rate	December 31, 2010

06/03/11	3.69	$2,624,906

Maturity Date	Interest Rate	December 31, 2009

04/01/10	3.56%	$457,473
01/01/11	4.37	353,024
06/03/11	3.69	3,000,000
08/04/10	3.63	1,500,000
		$5,310,497

Other Borrowings:

On December 30, 2008, the Company entered into a promissory note and Commercial Loan Agreement with Jefferson Federal Bank whereby the Company borrowed $1,000,000 from the lender secured by all of the outstanding shares of common stock of the Bank, pursuant to a Commercial Security Agreement entered into by the parties concurrently with the loan.  At December 31, 2010, the outstanding principal balance was $900,000.

The loan contemplates a multiple advance draw loan, with the principal balance not to exceed $1,000,000.  Interest will accrue on the loan at the rate of 7.00% per year, with payment required upon demand, but if no demand is made, then payment must be made in quarterly payments of accrued interest calculated on the principal amount outstanding.  Principal is due on February 28, 2011.  The parties are currently in negotiations to extend the maturity date of the loan.  The Company may prepay the loan at any time by paying all principal, interest, escrow, late fees, and all other amounts due in full.

As of December 31, 2010, the Company has three unsecured promissory notes with two current and one former director whereby the Company borrowed $7,000 from each one of the individuals for a total of $21,000.  Interest will accrue on the loans at the rate of 6.0% per year with payment of any unpaid balance and accrued interest due at any time upon demand.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to include this information in this Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary data required by Item 8 are set forth on pages F-1 through F-37 of this Report and are incorporated herein by reference.

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

Changes in Internal Controls and Procedures. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2010, the Corporation's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Corporation's independent registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes Oxley Act of 2002 was permanently removed for non-accelerated filers like the Company pursuant to the provisions of Section 989(G) set forth in the Dodd-Frank Act.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors and executive officers will be contained in the Corporation’s Proxy Statement for its 2011 Annual Meeting of shareholders to be held June 23, 2011, and such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation will be contained in the Corporation’s Proxy Statement for its 2011 Annual Meeting of shareholders to be held June 23, 2011, and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management will be contained in the Corporation’s Proxy Statement for its 2011 Annual Meeting of shareholders to be held June 23, 2011, and such information is incorporated herein by reference.

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

The following table reflects the number of shares to be issued upon the exercise of options granted under the Option agreements, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for issuance upon the exercise of authorized, not-yet-granted options as of December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders	31,550	$4.51	206,459
Total	31,550	$4.51	206,459

The maximum number of shares of the Corporation’s common stock available for issuance pursuant to stock options is 375,000 shares.  As of December 31, 2010 the maximum number of shares available for future stock option grants is 206,459 shares.  The option exercise price is equal to the fair market value of the Corporation’s common stock at the date of the grant.  The options expire on the tenth anniversary of the date of the option.  Prior to adopting FASB ASC Topic 718, the Corporation elected to vest immediately all remaining stock options as of May 17, 2005.  Proceeds received by the Corporation from exercises of the stock options are credited to common stock and additional paid-in capital.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions will be contained in the Corporation’s Proxy Statement for its 2011 Annual Meeting of shareholders to be held June 23, 2011, and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the principal accountant fees and services will be contained in the Corporation’s Proxy Statement for its 2011 Annual Meeting of shareholders to be held June 23, 2011, and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements:

The following Consolidated Financial Statements of American Patriot Financial Group, Inc. and the related notes are filed as part of this Report pursuant to Item 8:

(2)	Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit No.	Description

3.1	Charter of American Patriot Financial Group, Inc. (1)
3.2	Bylaws of American Patriot Financial Group, Inc. (1)
10.1	Share Exchange Agreement between American Patriot Financial Group, Inc. (F/K/A BG Financial Group, Inc.) and American Patriot Bank (F/K/A Bank of Greeneville), effective January 23, 2004. (1)
10.2	Stock Option Agreement between American Patriot Bank and J. Robert Grubbs.* (2)
10.3	Stock Option Agreement between American Patriot Bank and T. Don Waddell.*(2)
10.4	Purchase and Assumption Agreement between American Patriot Bank (f/k/a Bank of Greeneville) and First Community Bank of East Tennessee, dated July 6, 2001. (2)
10.5	Stipulation and Consent to the Issuance of an Order to Cease and Desist dated May 29, 2009. (3)
10.6	Order to Cease and Desist between American Patriot Bank and the Federal Deposit Insurance Corporation dated June 3, 2009. (3)
10.7	Employment Agreement, by and between American Patriot Bank and John Donald Belew, dated as of August 26, 2009. (4)
10.8	Amendment No. 1 to Employment Agreement, by and between American Patriot Financial Group, Inc., American Patriot Bank and John Donald Belew, dated as of January 21, 2010. (5)
21.1	Subsidiaries of American Patriot Financial Group, Inc.
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 U.S.C. Section 1350-Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 U.S.C. Section 1350-Sarbanes-Oxley Act of 2002
99.1	FDIC Supervisory Prompt Corrective Action Directive, dated August 17, 2010. (6)

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

(3)           Previously filed as an exhibit to a Form 8-K filed by American Patriot Financial Group, Inc. with the SEC on June 9, 2009.

(4)           Previously filed as an exhibit to a Form 8-K filed by American Patriot Financial Group, Inc. with the SEC on August 28, 2009.

(5)           Previously filed as an exhibit to a Form 8-K filed by American Patriot Financial Group, Inc. with the SEC on January 22, 2010.

(6)           Previously filed as an exhibit to a Form 8-K filed by American Patriot Financial Group, Inc. with the SEC on August 23, 2010.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PATRIOT FINANCIAL GROUP, INC.

By:	/s/ John D. Belew
John D. Belew, Chief, Executive Officer

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wendy C. Warner	By:	/s/ William J. Smead
	Wendy C. Warner, Director		William J. Smead, Director

Date: March 31, 2011		Date: March 31, 2011

By:	/s/ Roger A. Woolsey	By:	/s/ John D. Belew
	Roger A. Woolsey, Director		John D. Belew, Chief Executive Officer and
Director

Date: March 31, 2011		Date: March 31, 2011

By:	/s/ T. Don Waddell
T. Don Waddell, Chief Financial Officer

Date: March 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American Patriot Financial Group, Inc.
Greeneville, Tennessee

We have audited the accompanying consolidated balance sheets of American Patriot Financial Group, Inc. and subsidiary (Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the account principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Patriot Financial Group, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses for the past four years resulting in a retained deficit of $5,946,761.  At December 31, 2010, the Company and its subsidiary were significantly undercapitalized based on regulatory standards and has consented to an Order to Cease and Desist with its primary federal regulator that requires, among other provisions, that it achieve regulatory capital thresholds that are significantly in excess of its current actual capital levels.  The Company’s nonperforming assets have increased significantly during 2010 and 2009 related primarily to deterioration in the credit quality of its loans collateralized by real estate.  The Company, at the holding company level, has a note payable that was due February 28, 2011; however, the Company does not currently have sufficient funds to pay off this note and it is uncertain whether the lender will renew the note, or whether the Company can raise sufficient capital to pay off the note.  This note is securitized by 100 percent of the stock of the subsidiary.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HAZLETT, LEWIS & BIETER, PLLC

Chattanooga, Tennessee
March 30, 2011

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS

Cash and due from banks	$1,499,054	$4,606,244
Federal funds sold	1,609,482	3,137,654
Interest-bearing deposits in banks	8,182,239	2,470,118

Cash and cash equivalents	11,290,775	10,214,016

Securities available for sale	2,916,717	2,984,945
Federal Home Loan Bank stock, at cost	296,500	296,500
Loans, net of allowance for loan losses of $2,956,010 in 2010 and $3,082,659 in 2009	73,759,525	92,562,338
Premises and equipment, net	4,807,200	5,047,047
Accrued interest receivable	358,298	390,165
Deferred tax assets, net	29,912	228,303
Foreclosed assets	3,885,396	3,409,635
Cash surrender value of bank owned life insurance	2,570,228	2,464,771
Other assets	174,415	616,518

Total Assets	$100,088,966	$118,214,238

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$5,275,302	$6,669,598
Interest-bearing
Money market, interest checking and savings	23,056,505	25,512,212
Time deposits	65,322,512	74,327,770

Total Deposits	93,654,319	106,509,580
Accrued interest payable	307,285	621,045
Other liabilities	438,612	428,826
Federal Home Loan Bank and other borrowings	3,545,906	6,338,497

Total Liabilities	97,946,122	113,897,948

Commitments and Contingencies (Notes 11 and 17)

STOCKHOLDERS' EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; 207 shares issued and outstanding at December 31, 2010; no shares issued and outstanding at December 31, 2009	174,220	-
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,389,391 shares at December 31, 2010 and December 31, 2009	796,337	796,337
Additional paid-in capital	7,167,260	7,167,260
Retained deficit	(5,946,761)	(3,638,017)
Accumulated other comprehensive income	(48,212)	(9,290)

Total Stockholders’ Equity	2,142,844	4,316,290

Total Liabilities and Stockholders’ Equity	$100,088,966	$118,214,238

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

Interest and dividend income:
Loans, including fees	$4,951,893	$6,178,856
Investment securities	48,302	13,581
Dividends on Federal Home Loan Bank stock	12,969	13,587
Federal funds sold and other	34,174	22,342

Total interest and dividend income	5,047,338	6,228,366

Interest expense:
Deposits	1,699,377	2,711,937
Borrowed funds	202,508	260,713

Total interest expense	1,901,885	2,972,650

Net interest income before provision for loan losses	3,145,453	3,255,716

Provision for loan losses	1,382,685	3,146,855

Net interest income after provision for loan losses	1,762,768	108,861

Noninterest income:
Customer service fees	360,231	421,833
Fees from origination of mortgage loans sold	16,617	26,214
Other	589,972	142,447

Total noninterest income	966,820	590,494

Noninterest expenses:
Salaries and employee benefits	1,464,902	1,753,469
Occupancy	567,907	587,800
Advertising	20,069	43,447
Data processing	307,271	322,787
Legal and professional	561,084	593,679
Depository insurance	457,068	483,994
Foreclosed real estate, net	927,090	201,622
Other operating	496,880	530,902

Total noninterest expense	4,802,271	4,517,700

Net loss before income taxes	(2,072,683)	(3,818,345)

Income tax expense	225,135	204,324

Net loss	(2,297,818)	(4,022,669)

Preferred stock dividend requirement	9,094	-
Accretion on preferred stock discount	10,926	-

Net loss to Common Shareholders	$(2,317,838)	$(4,022,669)

Per share information:
Basic net loss per common share	$(.97)	$(1.68)
Diluted net loss per common share	$(.97)	$(1.68)
Weighted average basic common shares outstanding	2,389,391	2,389,391
Weighted average diluted common shares outstanding	2,389,391	2,389,391

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2010 and 2009

							Accumulated
					Additional	Retained	Other	Total
	Preferred Stock		Common Stock		Paid-In	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

Balance, December 31, 2008	-	$-	2,389,391	$796,337	$7,167,260	$384,652	$-	$8,348,249

Comprehensive loss:
Net loss	-	-	-	-	-	(4,022,669)	-	(4,022,669)
Other comprehensive income:
Unrealized holding losses on securities available for sale, net of tax effect of $5,765	-	-	-	-	-	-	(9,290)	(9,290)

Total comprehensive loss	-	-	-	-	-	-	-	(4,031,959)

Balance, December 31, 2009	-	-	2,389,391	796,337	7,167,260	(3,638,017)	(9,290)	4,316,290

Issuance of preferred stock	207	163,294	-	-	-	-	-	163,294
Accretion of discount on preferred stock – Series A	-	10,926	-	-	-	(10,926)	-	-

Comprehensive loss:
Net loss	-	-	-	-	-	(2,297,818)	-	(2,297,818)
Other comprehensive income:
Unrealized holding losses on securities available for sale, net of tax effect of $24,147	-	-	-	-	-	-	(38,922)	(38,922)

Total comprehensive loss	-	-	-	-	-	-	-	(2,336,740)

Balance, December 31, 2010	207	$174,220	2,389,391	$796,337	$7,167,260	$(5,946,761)	$(48,212)	$2,142,844

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,297,818)	$(4,022,669)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities: Provision for loan losses	1,382,685	3,146,855
Write-down of foreclosed assets	606,709	46,800
Depreciation	267,339	298,895
Gain on sales of premises and equipment	-	(1,817)
Realized net losses on sales of loans and other assets	128,702	13,518
Deferred income tax expense	222,538	565,787
Accretion of securities	(184)	-
Increase in cash surrender value of bank owned life insurance	(105,457)	(111,273)
Net change in:
Accrued interest receivable	31,867	115,295
Other assets	442,103	(398,407)
Other liabilities	9,786	(47,177)
Accrued interest payable	(313,760)	98,453

Net cash provided by (used in) operating activities	374,510	(295,740)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls and maturities of securities available for sale	5,003,152	1,500,000
Purchase of securities available for sale	(4,996,490)	(4,500,000)
Federal Home Loan Bank stock purchases	-	(5,300)
Additions to foreclosed assets	(137,625)	-
Proceeds from sales of foreclosed assets	1,156,867	199,170
Loan originations and principal collections, net	15,188,395	4,343,825
Additions to premises and equipment	(27,492)	(28,739)
Proceeds from sales of premises and equipment	-	2,299

Net cash provided by investing activities	16,186,807	1,511,255

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits (non-time deposits)	(3,850,003)	(1,246,765)
Net change in time deposits	(9,005,258)	4,017,168
Federal Home Loan Bank repayments	(2,685,591)	(196,308)
Proceeds from other borrowings	-	28,000
Repayment of other borrowings	(107,000)	-
Proceeds from issuance of preferred stock	163,294	-

Net cash (used in) provided by financing activities	(15,484,558)	2,602,095

Net change in cash and cash equivalents	1,076,759	3,817,610

Cash and cash equivalents at beginning of year	10,214,016	6,396,406

Cash and cash equivalents at end of year	$11,290,775	$10,214,016

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$2,215,645	$2,874,197
Income taxes paid	-	152,004

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Loans moved to foreclosed/repossessed assets	$2,231,733	$3,274,544

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

The accounting and reporting policies of American Patriot Financial Group, Inc. and subsidiary (the “Company”) conform with United States generally accepted accounting principles (“GAAP”) and practices within the banking industry.  The Financial Accounting Standards Board (“FASB”) has adopted the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants like the Company.

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

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies (Continued)

Securities Available for Sale (Continued)

The Company conducts a regular assessment of its securities portfolio to determine whether any are other-than-temporarily impaired.  In estimating other-than-temporary impairment losses, management considers, among other factors, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

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

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies (Continued)

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience and expected loss given default derived from the Bank's internal risk rating process.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies (Continued)

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located in eastern Tennessee.  The types of securities that the Company invests in are included in Note 4.  The types of lending the Company engages in are included in Note 6.  The Company does not have any significant concentrations to any one industry or customer.

Commercial real estate, including commercial construction loans, represented 30 percent of the loan portfolio at December 31, 2010, and 29 percent of the loan portfolio at December 31, 2009.

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

Advertising Costs

Advertising costs are expensed as incurred.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies (Continued)

Variable Interest Entities

An entity is referred to as a variable interest entity (“VIE”) if it meets the criteria outlined in ASC Topic 810, which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity.  A VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both.  At December 31, 2010, the Company is not involved with any entity that is deemed to be a VIE.

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

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance in ASC Topic 740.The income tax accounting guidance results in two components of income tax expense - current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to taxable income or loss.  The Company determines deferred income taxes using the liability method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities.  The Company's deferred taxes relate primarily to differences between the basis of the allowance for loan losses and accumulated depreciation.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  The Bank files consolidated income tax returns with its subsidiary.  With few exceptions the Company is no longer subject to tax examinations by the authorities for years before 2007.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

The Company recognizes deferred tax assets if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The Company follows the statutory requirements for its income tax accounting and generally avoids risks associated with potentially problematic tax positions that may be challenged upon examination.  The Company recognizes interest and penalties on income taxes as a component of income tax expense.

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

Earnings Per Share

Basic earnings per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per share.  There were 31,550 and 71,150 antidilutive stock options for 2010 and 2009, respectively.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (ASC Topic 820, Improving Disclosures about Fair Value Measurements).  ASU 2010-06 requires certain new disclosures and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASU 2010-20”), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASC Topic 310, Receivables).  ASU 2010-20 will improve transparency by requiring expanded disclosures about the credit quality of our loans and the related reserves against them.  ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this standard for the year ended December 31, 2010, and its adoption did not have a material impact on its consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosures in the consolidated financial statements and accompanying notes included in its Annual Report.

Reclassifications

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

Note 2.	Regulatory Actions & Going Concern Considerations

Cease and Desist Order

On June 3, 2009, the Bank consented to the issuance of an Order to Cease and Desist (“Order”) by the FDIC.  Under the terms of the Order, the Bank has agreed, among other things, to the following items: increase participation of the board of directors in the affairs of the Bank and establish a board committee to oversee the Bank’s compliance with the Order; develop a written analysis and assessment of the Bank’s management and staffing needs for the purpose of providing qualified management; develop and implement a capital plan that increases and maintains the Bank’s Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio to 8%, 10% and 11%, respectively; review the adequacy of the allowance for loan and lease losses (“ALLL”); establish a comprehensive policy for determining the adequacy of the ALLL and maintain a reasonable ALLL; develop a written liquidity/asset/liability management plan addressing liquidity and the Bank’s relationship of volatile liabilities to temporary investments; refrain from paying cash dividends to the Company without the prior written consent of the FDIC and the Tennessee Department of Financial Institutions; take specific actions to eliminate all assets classified as “Loss” and to reduce the level of assets classified “Doubtful” or “Substandard,” in each case in the Bank’s exam report; refrain from extending any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified in a certain specified manner and is uncollected; revise the Bank’s loan policy and procedures for effectiveness and make all necessary revisions to the policy to strengthen the Bank’s lending procedures; take specified actions to reduce concentrations of construction and development loans; prepare and submit to its supervisory authorities a budget and profit plan as well as its written strategic plan consisting of long-term goals and strategies; eliminate and/or correct all violations of law, regulations and contraventions of FDIC Statements of Policy as discussed in applicable reports and take all necessary steps to ensure future compliance; and furnish quarterly progress reports to the banking regulators.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Regulatory Actions & Going Concern Considerations (Continued)

Cease and Desist Order (Continued)

In addition, as a result of the Bank’s total risk-based capital ratio falling below 6% at December 31, 2010, the Bank is considered significantly undercapitalized and it is subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which among other things: (i) restricts payment of capital distributions and management fees; (ii) requires that the FDIC monitor the condition of the Bank; (iii) requires submission of a capital restoration plan (iv) restricts the growth of the Bank’s assets; and (v) requires prior approval of certain expansion proposals, many of which restrictions or obligations, including the requirement to submit a capital restoration plan, the Bank was already subject to as a result of the Order.

Going Concern

The going concern assumption is a fundamental principle in the preparation of financial statements.  It is the responsibility of management to assess the Company's and Bank's ability to continue as a going concern.  In assessing this assumption, management has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of December 31, 2010.  The Bank was well capitalized at December 31, 2008; however, the Company’s overall condition has declined significantly during 2009 and 2010 with continued net losses resulting in significant deterioration of capital levels, increased levels of nonperforming assets and the issuance of the Order during 2009.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Regulatory Actions & Going Concern Considerations (Continued)

Going Concern (Continued)

The effects of the current economic environment are being felt across many industries, with the financial services industry being particularly hard hit.  The Company has experienced net losses for the past four years which have resulted in a retained deficit at December 31, 2010 of $5,946,761.  The net losses are attributable to increased provisions for loan losses, net interest margin compression and increasing operating costs, particularly FDIC depository insurance expense and foreclosed asset expense.  Management reviewed income and expense categories to identify where improvements could be made in an effort to compensate for the increased costs.  Management has reduced overhead costs where possible.  Further, management has implemented strategies to improve asset/liability monitoring and is working to improve the Bank’s net interest margin by placing interest rate floors on all new and renewing loans and repricing new and maturing deposits at lower rates.

As the net losses continue to occur, the Company’s and Bank’s capital positions continue to deteriorate.  At December 31, 2010, the Bank was significantly undercapitalized.  Management believes that the Company will need to raise additional capital to enable a return to profitability and to meet the standards set forth in the Order.  In response to this decision, management is actively pursuing various strategic options, including the sale of branch property, a preferred stock offering and seeking a merger partner.  In this regard, management has held discussions with several parties in an attempt to achieve one of these objectives.   While the Company plans to focus on the options described above, access to capital markets is extremely limited in the current economic environment, and there can be no assurances that the Company's efforts will be successful and result in sufficient capital infusion.

The Bank has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank.  As a result, the Bank’s level of nonperforming assets has increased substantially during 2010 and 2009.  Management has developed strategies to reduce the amount of nonperforming assets on a case-by-case basis; however, this plan is heavily dependent on the borrowers’ and Bank’s ability to market and sell commercial and residential real estate properties at market value.

The Company relies on dividends from the Bank as its primary source of liquidity.  The Company is a legal entity separate and distinct from the Bank.  Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends.  In addition, the terms of the Order described above further limit the Bank’s ability to pay dividends to the Company to satisfy its funding needs.  The Company obtained a note payable during 2008.  The note was due on February 28, 2011.  The Company does not currently have sufficient funds to pay this note and it is uncertain whether the lender will renew it, or whether the Company can raise sufficient capital to payoff the note.  The Company pledged all of the stock of the Bank as collateral for the note.  Management is actively seeking to raise capital to make a partial payment and extend the due date an additional ninety days.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Regulatory Actions & Going Concern Considerations (Continued)

Going Concern (Continued)

The Company and Bank operate in a highly-regulated industry and must plan for the liquidity needs of each entity separately.  A variety of sources of liquidity have been available to the Bank to meet its funding needs in the past; however, due to the condition of the Bank and the issuance of the Order, the number of sources has declined.  The Bank monitors its liquidity daily and was within its policy guidelines at December 31, 2010.

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

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2010 and 2009, these reserve balances amounted to $25,000.

Note 4.	Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at December 31, 2010 and December 31, 2009 are as follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$2,500,000	$-	$(54,550)	$2,445,450

Mortgage-backed and related securities (1)	494,841	-	(23,574)	471,267

	$2,994,841	$-	$(78,124)	$2,916,717

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Securities (Continued)

December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$3,000,000	$2,490	$(17,545)	$2,984,945

(1) Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

The amortized cost and estimated fair value of securities at December 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	1,500,000	1,484,700
Due five years to ten years	1,000,000	960,750
Due after ten years	-	-
Mortgage-backed securities	494,841	471,267
Total	$2,994,841	$2,916,717

There were no sales of available for sale securities during 2010 and 2009.

The Bank has pledged securities with carrying values of approximately $2,423,000 and $2,985,000 (which approximates market values) to secure a federal funds line of credit and deposits of public and private funds as of December 31, 2010 and December 31, 2009.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Securities (Continued)

Securities with gross unrealized losses at December 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	December 31, 2010
	Less than 12		12 Months
	Months		or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$2,446	$(54)	$-	$-	$2,446	$(54)

Mortgage-backed and related securities	471	(24)	-	-	471	(24)

	$2,917	$(78)	$-	$-	$2,917	$(78)

	December 31, 2009
	Less than 12		12 Months
	Months		or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$1,982	$(18)	$-	$-	$1,982	$(18)

	$1,982	$(18)	$-	$-	$1,982	$(18)

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investment - Debt and Equity Securities.

At December 31, 2010, 6 securities had unrealized losses which have depreciated 2.60 percent from the Bank’s amortized cost basis.  Most of these securities are guaranteed by either U.S. Government corporations or agencies or had investment grade ratings upon purchase.  Further, the issuers of these securities have not established any cause for default.  The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of the Bank’s ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers.  Management evaluates the financial performance of each issuer on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Securities (Continued)

In management’s opinion, all securities that are in an unrealized loss position as of December 31, 2010, are not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2010 are warranted.

Note 5.	Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB), the Bank is required to maintain stock in an amount equal to at least .15% of total assets and 4% of outstanding FHLB advances.  Federal Home Loan Bank stock is carried at cost and maintained by the Bank at par value of $100 per share.

Note 6.	Loans

A summary of the balances of loans follows:

	December 31,	December 31,
	2010	2009

Mortgage loans on real estate:
Residential 1-4 family	$37,907,120	$47,369,641
Nonresidential & multifamily	21,222,784	22,879,767
Construction and development	5,415,167	7,255,877
	64,545,071	77,505,285

Commercial	10,805,289	15,658,189

Consumer	1,365,175	2,481,523

Total loans	76,715,535	95,644,997

Less:
Estimated allowance for loan losses	(2,956,010)	(3,082,659)

Loans, net	$73,759,525	$92,562,338

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2010	2009

Balance, beginning	$3,082,659	$2,373,648
Provision for loan losses	1,382,685	3,146,855
Recoveries of loans previously charged-off	133,795	96,466
	4,599,139	5,616,969
Loans charged-off	(1,643,129)	(2,534,310)

Balance, ending	$2,956,010	$3,082,659

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Loans (Continued)

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment at December 31, 2010 was as follows:

		Nonresidential	Construction
	Residential	and	and
	1-4 Family	Multifamily	Development	Commercial	Consumer	Total

Specific reserves-
Impaired loans	$198,774	$271,500	$422,771	$487,294	$-	$1,380,339

General reserves	750,094	189,301	431,078	164,025	41,173	1,575,671

Total reserves	$948,868	$460,801	$853,849	$651,319	$41,173	$2,956,010

Loans individually evaluated for impairment:
With a valuation allowance	$1,941,917	$2,063,412	$1,008,317	$801,583	$-	$5,815,229

Without a valuation allowance	3,031,169	2,753,053	241,842	835,902	144,336	7,006,302

Total loans individually evaluated for impairment	4,973,086	4,816,465	1,250,159	1,637,485	144,336	12,821,531

Loans collectively evaluated for impairment	32,934,034	16,406,319	4,165,008	9,167,804	1,220,839	63,894,004

Total loans	$37,907,120	$21,222,784	$5,415,167	$10,805,289	$1,365,175	$76,715,535

The following is a summary of information pertaining to impaired loans:

	December 31,	December 31,
	2010	2009
Impaired loans without a valuation allowance	$7,006,302	$5,324,899
Impaired loans with a valuation allowance	5,815,229	6,622,969
Total impaired loans	$12,821,531	$11,947,868
Valuation allowance related to impaired loans	$1,380,339	$2,049,912

	Years Ended December 31,
	2010	2009
Average investment in impaired loans	$12,882,436	$12,665,313
Interest income recognized on impaired loans	$291,023	$376,913
Interest income recognized on a cash basis on impaired loans	$261,590	$384,326

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Loans (Continued)

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

The following is a summary of non-accrual loans evaluated by class as of December 31, 2010:

Non-accrual loans:
Residential 1-4 family	$3,464,994
Nonresidential and multifamily	4,528,590
Construction and development	1,080,586
Commercial	1,182,141
Consumer	13,383

Total	$10,269,694

The following is a summary of information pertaining to non-accrual loans as of December 31, 2009:

Total non-accrual loans	$7,790,863

The following table presents an aged analysis of past due financing receivables as of December 31, 2010:

		Past Due
	30-89 Days	90 Days
	Past Due and	or More		Total	Current	Total
	Accruing	and Accruing	Non-accrual	Past Due	Loans	Loans

Residential 1-4 family	$1,757,199	$679,036	$3,464,994	$5,901,229	$32,005,891	$37,907,120
Nonresidential and multifamily	99,091	346,479	4,528,590	4,974,160	16,248,624	21,222,784
Construction and development	207,985	362,251	1,080,586	1,650,822	3,764,345	5,415,167
Commercial	172,853	493,778	1,182,141	1,848,772	8,956,517	10,805,289
Consumer	31,403	14,077	13,383	58,863	1,306,312	1,365,175

Total	$2,268,531	$1,895,621	$10,269,694	$14,433,846	$62,281,689	$76,715,535

The following is a summary of information pertaining to past due loans as of December 31, 2009:

Total loans past-due ninety days or more and still accruing	$3,707,470

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Loans (Continued)

Credit quality indicators:

Federal regulations require us to review and classify our assets on a regular basis.  There are three classifications for problem assets: substandard, doubtful, and loss.  “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention.  When we classify an asset as substandard or doubtful, we may establish a specific allowance for loan losses.

The following table shows the aggregate amount of our classified loans at December 31, 2010:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$31,712,951	$723,775	$5,470,394	$-	$-	$37,907,120
Nonresidential and multifamily	16,230,470	-	4,992,314	-	-	21,222,784
Construction and development	4,007,095	157,913	1,250,159	-	-	5,415,167
Commercial	9,006,658	117,831	1,680,800	-	-	10,805,289
Consumer	1,340,535	8,620	16,020	-	-	1,365,175

Total	$62,297,709	$1,008,139	$13,409,687	$-	$-	$76,715,535

In the normal course of business, the Bank makes loans to directors, executive officers and principal shareholders of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers.  Annual activity consisted of the following:

	December 31,	December 31,
	2010	2009

Beginning balance	$998,816	$2,068,606
Net new loans	83,751	1,712,329
Repayments	(105,388)	(2,782,119)

Ending balance	$977,179	$998,816

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation are as follows:
	December 31,	December 31,
	2010	2009

Land	$1,670,363	$1,670,363
Land for future development	564,712	564,712
Premises and improvements	2,575,058	2,575,058
Furniture and equipment	2,351,811	2,324,319
	7,161,944	7,134,452
Less: Accumulated depreciation	(2,354,744)	(2,087,405)

	$4,807,200	$5,047,047

Depreciation and amortization expense of premises and equipment for 2010 and 2009 was $267,339 and $298,895, respectively.

Rental expense under operating leases for 2010 and 2009 was $50,662 and $54,606, respectively.

Future minimum rental payments required under noncancellable operating leases for equipment and data processing fees under operating agreements were as follows:

2011	$20,128
2012	9,078

$29,206

Note 8.	Federal Home Loan Bank Advances and Other Borrowings

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), the advances are collateralized by specific first mortgage loans.  TheFHLB’s required unpaid principal balance of eligible mortgages was $3,806,113 at December 31, 2010.  The advances at December 31, 2010, have maturity dates as follows:

Maturity Date	Interest Rate	December 31, 2010

06/03/11	3.69	$2,624,906

On December 30, 2008, the Company entered into a promissory note and Commercial Loan Agreement with Jefferson Federal Bank whereby the Company borrowed $1,000,000 from the lender secured by all of the outstanding shares of common stock of American Patriot Bank, pursuant to a Commercial Security Agreement entered into by the parties concurrently with the loan.

The loan contemplates a multiple advance draw loan, with the principal balance not to exceed $1,000,000.  Interest will accrue on the loan at the rate of 7.0% per year, with payment required upon demand, but if no demand is made, then payment must be made in quarterly payments of accrued interest calculated on the principal amount outstanding with principal due on February 28, 2011.  At March 30, 2011, this note remains unpaid.  The Company does not currently have sufficient funds to pay this note and it is uncertain whether the lender will renew it, or whether the Company can raise sufficient capital to pay off the note.  Amounts outstanding at December 31, 2010 and 2009, under this promissory note were $900,000 and $1,000,000, respectively.  See Note 2 for additional information.

As of December 31, 2010 and 2009, the Company has unsecured promissory notes with certain of its directors totaling $21,000 and $28,000, respectively.  Interest accrues at the rate of 6.0% per year with payment of any unpaid balance and accrued interest due upon demand.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Income Tax Matters

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

	2010	2009

Deferred Tax Assets:
Allowance for loan losses	$859,986	$921,746
Amortization of intangibles, start-up cost and organizational costs	14,040	16,592
Interest on non-accrual loans	254,351	131,703
Foreclosed assets	232,309	-
Deferred compensation	52,347	46,094
Net operating loss carryforward	1,442,582	745,831
Securities available for sale	29,912	5,765
Other	1,414	46,733
Valuation allowance	(2,647,909)	(1,475,854)
	239,032	438,610

Deferred Tax Liabilities:
FHLB stock dividends	3,943	3,943
Earnings on cash surrender value of life insurance	124,091	83,712
Depreciable assets	81,086	122,652
	209,120	210,307

Net deferred tax assets	$29,912	$228,303

At December 31, 2010, the Company had approximately $3,700,000 federal and $4,600,000 state net operating loss carryforwards expiring from 2024 to 2030.  The Company recorded a deferred tax asset of approximately $1,443,000 as of December 31, 2010, for the benefit of these losses.

Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration.  Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

The provision for income taxes charged to income for the years ended December 31, 2010 and 2009, consists of the following:

	2010	2009

Current tax benefit	$2,597	$(361,463)
Deferred tax expense	222,538	565,787
Total income tax expense	$225,135	$204,324

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Income Tax Matters (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009

Computed “expected” tax benefit	$(704,712)	$(1,298,237)
State income tax benefit, net of federal benefits	(88,918)	(163,807)
Deferred tax valuation allowance	1,172,055	1,475,854
Other, net	(153,290)	190,514

	$225,135	$204,324

Note 10.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009 was $18,384,777 and $17,333,950, respectively.

At December 31, 2010, the scheduled maturities of time deposits are as follows:

2011	$56,085,380
2012	8,476,103
2013	543,544
2014	217,485

$65,322,512

Deposits from related parties held by the Bank at December 31, 2010 and 2009, amounted to approximately $482,000 and $786,000, respectively.

Note 11.	Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments.  The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet.  At December 31, 2010 and 2009, undisbursed loan commitments aggregated $6,546,010 and $7,934,336, respectively.  In addition, there were outstanding standby letters of credit totaling    $40,000 and $45,000, respectively.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation.  Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Financial Instruments With Off-Balance-Sheet Risk (Continued)

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

Note 12.	Regulatory Matters

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

The Bank may not issue dividends or make other capital distributions, and may not accept brokered or high rate deposits, as defined, due to the level of its regulatory capital as more fully explained in Note 2. Also, under the regulatory framework for prompt corrective action, the Bank's capital status may preclude the Bank from access to borrowings from the Federal Reserve System through the discount window.  The Bank has a capital restoration plan that has been filed with the FDIC and is awaiting acceptance.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Regulatory Matters (Continued)

The Bank’s actual capital amounts and ratios are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010 (in Thousands)
Tier 1 Capital (To Average Assets)	$3,153	3.07%	$4,102	4%	$5,128	5%

Tier 1 Capital (To Risk Weighted Assets)	$3,153	4.01%	$3,148	4%	$4,722	6%

Total Capital (To Risk Weighted Assets)	$4,161	5.29%	$6,296	8%	$7,871	10%

As of December 31, 2009 (in Thousands)
Tier 1 Capital (To Average Assets)	$4,094	3.40%	$4,817	4%	$6,021	5%

Tier 1 Capital (To Risk Weighted Assets)	$4,094	4.75%	$3,447	4%	$5,170	6%

Total Capital (To Risk Weighted Assets)	$5,194	6.03%	$6,894	8%	$8,617	10%

The Order the Bank was issued by the FDIC requires the Bank to maintain a Tier 1 capital ratio equal to or greater than 8%, Tier 1 risk-based capital ratio equal to or greater than 10%, and total risk-based capital ratio equal to or greater than 11% in accordance with the definitions and calculations in 12 C.F.R Part 325, Appendix A.  The Bank’s actual capital amounts, ratios, and minimum capital requirements per the Order are presented in the table below.

			To Comply With
			Minimum Capital		Capital in Excess
			Requirements		(Deficit) of
	Actual		Per Order		Minimum Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010 (in Thousands)
Tier 1 Capital (To Average Assets)	$3,153	3.07%	$8,204	8%	$(5,051)	(4.93)%

Tier 1 Capital (To Risk Weighted Assets)	$3,153	4.01%	$7,871	10%	$(4,718)	(5.99)%

Total Capital (To Risk Weighted Assets)	$4,161	5.29%	$8,658	11%	$(4,497)	(5.71)%

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Fair Value Disclosures

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with ASC Topic 820, Fair Value Measurements and Disclosures, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  There have been no changes in the methodologies used at December 31, 2010 and 2009.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Fair Value Disclosures (Continued)

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed-rate loans are estimated usingdiscounted cash flow analyses, using market interest rates for comparable loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditorsfor Impairment of a Loan.  The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2010 and 2009, substantially all of the total impaired loans were evaluated based on the fair value of collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Accrued interest:

The carrying amounts of accrued interest approximate fair value.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Fair Value Disclosures (Continued)

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

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Fair Value Disclosures (Continued)

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Securities available for sale:

Securities of U.S.Government agencies and corporations	$2,445,450	$-	$2,445,450	$-
Mortgage-backed securities	471,267	-	471,267	-

Total securities available for sale	$2,916,717	$-	$2,916,717	$-

Cash surrender value of bank owned life insurance	$2,570,228	$-	$2,570,228	$-

	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Securities available for sale:
Securities of U.S. Government agencies and corporations	$2,984,945	$-	$2,984,945	$-

Cash surrender value of life insurance	$2,464,771	$-	$2,464,771	$-

The Company has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The tables below present information about assets and liabilities on the balance sheet at December 31, 2010 and 2009, for which a nonrecurring change in fair value was recorded.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Fair Value Disclosures (Continued)

	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Impaired loans	$4,434,890	$-	$4,434,890	$-
Foreclosed real estate	3,885,396	-	3,498,552	386,844

	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Impaired loans	$4,573,057	$-	$4,573,057	$-
Foreclosed real estate	3,409,635	-	2,487,125	922,510

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at December 31, 2010 and 2009.

The carrying amount and estimated fair value of the Company's financial instruments at December 31, 2010 and 2009, are as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$11,290,775	$11,290,775	$10,214,016	$10,214,016
Securities available for sale	2,916,717	2,916,717	2,984,945	2,984,945
Federal Home Loan Bank stock	296,500	296,500	296,500	296,500
Loans, net	73,759,525	73,740,093	92,562,338	92,675,811
Accrued interest receivable	358,298	358,298	390,165	390,165
Cash surrender value of life insurance	2,570,228	2,570,228	2,464,771	2,464,771

Financial Liabilities:
Deposits	93,654,319	93,842,636	106,509,580	107,009,991
Accrued interest payable	307,285	307,285	621,045	621,045
Federal Home Loan Bank and other borrowings	3,545,906	3,582,568	6,338,497	6,495,938

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Employee Benefit Plans

The Company has a retirement savings 401(k) plan in which all employees may participate.  To be eligible, an employee must complete six (6) months of service and reach their entry date.  An entry date is the first day of the Plan Year quarter coinciding with or following the date that satisfies the Plan’s eligibility requirements.  For 2010, employees may make pretax, voluntary contributions in amounts up to $16,500 (age 49 or less) and $22,000 (age 50 and older).  The Company may make discretionary matching contributions equal to a uniform percentage of tiered salary deferrals.  This percentage will be  determined each year. The Company’s expense for the plan was $5,369 and $17,972 for the years ended December 31, 2010 and 2009, respectively.

Note 15.	Stock Option Plan

The Company has an employee Stock Option Plan (the Plan) under which certain employees may be granted options to purchase shares of the Company’s authorized but unissued common stock.  The maximum number of shares of the Company’s common stock available for issuance under the Plan is 375,000 shares.  The maximum number of shares available for future grants under the Plan was 206,459 and 166,859 shares for the years ended December 31, 2010 and 2009, respectively.  Under the Plan, the option exercise price is equal to the fair market value of the Company’s common stock at the date of the grant.  The options expire on the tenth anniversary of the date of the option.  Proceeds received by the Company from exercises of the stock options are credited to common stock and additional paid-in capital.  No stock options were granted during 2010 or 2009.

A summary of the status of the Company’s stock option plan is presented below:

	Years Ended December 31,
	2010			2009
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value(1)	Shares	Price	Value(1)
Outstanding at beginning of year	71,150	$6.92		71,150	$6.92
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	39,600	8.84		-	-
Outstanding at end of year	31,550	$4.51	$-	71,150	$6.92	$-
Options exercisable at year-end	31,550	$4.51	$-	71,150	$6.92	$-

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Stock Option Plan

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2010 and 2009, respectively. This amount changes based on changes in the market value of the Company's stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The following tables summarize the information about the stock options outstanding and exercisable at December 31, 2010:

	Stock Options Outstanding
		Weighted Average
	Number of	Remaining
	Options	Contractual
Exercise Price	Outstanding	Life in Years

$ 3.33	16,000	0.5
$ 5.33	15,000	1.0
$13.00	100	2.8
$17.00	450	3.7

	31,550	0.8

Note16.	Salary Deferral Plan

The Company has a nonqualified salary deferral plan for certain directors and key officers.  As a result, the Company is the owner of single premium life insurance policies on the life of each participant and is the beneficiary of the policy values, which have an aggregate face value amount of $6,244,029.  The cash surrender value of the policies, which is reflected in the accompanying consolidated balance sheets as of December 31, 2010 and 2009 are $2,570,228 and $2,464,771, respectively.  Additionally, the associated net non-cash income, which is included in the cash surrender value, are $105,457 and $111,273 for the years ended December 31, 2010 and 2009, respectively.

The Company recognized $16,331 and $46,640 in compensation expense related to the salary deferral plan for the years ended December 31, 2010 and 2009, respectively, which is included in salaries and employee benefits in the accompanying consolidated statements of income.  The net present value of future obligations owed the participants in the salary deferral plan, which is included in other liabilities in the accompanying consolidated balance sheets at December 31, 2010 and 2009, are $136,475 and $120,144, respectively.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.	Contingencies

The Company and Bank are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted.  Management does not anticipate that the aggregate liability, if any, arising out of litigation pending against the Company or Bank will have a material effect on the Company’s consolidated financial position or results of operations.  Certain legal proceedings in which the Company and its subsidiary are involved are described below.

At December 31, 2010, the Company and Bank were defendants in a complaint filed in the Blount County Chancery Court.  The plaintiffs have alleged breach of contract, promissory estoppels and negligent misrepresentation relating to commitments to fund various loans to certain plaintiffs.  The plaintiffs are seeking compensatory damages of $3,600,000, punitive damages of $14,400,000 and treble damages.  The case is in the discovery phase and the Company’s legal counsel is not able to provide an assessment regarding the potential outcome of the case or an estimate, or range of estimates, of potential damages; therefore, the Bank has not accrued a liability with respect to this lawsuit.  The Company and Bank have aggregate insurance coverage of $3,000,000 which management believes is adequate to cover potential awards.  Further, management believes they have strong defenses to all claims and intends to vigorously defend this lawsuit.

At December 31, 2010, the Company and Bank were also defendants in a complaint filed in the Blount County Circuit Court.  The plaintiffs have alleged breach of contract, negligent misrepresentation, intentional misrepresentation and violations of the Tennessee Consumer Protection Act relating to a commitment to fund a loan to the plaintiffs.  The plaintiffs are seeking compensatory damages of $500,000, punitive damages of $1,000,000 and treble damages.  The case is in the discovery phase and the Company’s legal counsel is not able to provide an assessment regarding the potential outcome of the case or an estimate, or range of estimates, of potential damages; therefore, the Bank has not accrued a liability with respect to this lawsuit.  The Company and Bank have aggregate insurance coverage of $3,000,000 which management believes is adequate to cover potential awards.  Further, management believes they have strong defenses to all claims and intends to vigorously defend this lawsuit.

Note 18.	Liquidity and Capital Resources

The Company’s primary source of funds with which to pay its future obligations is the receipt of dividends from its subsidiary bank.  The Bank is significantly undercapitalized at December 31, 2010 and must have FDIC and Tennessee Department of Financial Institution's approval prior to payment of any cash dividends in accordance with the Order more fully explained in Note 2.  Furthermore, under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner of the TDFI, is limited to net income for that year combined with retained net income for the two preceding years.  Because of the Bank’s losses in 2009 and 2010 and the Order’s restrictions on the Bank’s ability to pay dividends to the Company, dividends from the Bank to the Company, including funds for payment of interest on the Company’s indebtedness, to the extent that cash on hand at the Company is not sufficient to make such payments, will require prior approval of the Commissioner of the TDFI and the FDIC.

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

Note 20.	Condensed Financial Statements of Parent Company

Financial information pertaining only to American Patriot Financial Group, Inc. is as follows:

	December 31,	December 31,
	2010	2009
Balance Sheets
Assets

Cash and due from banks	$2,296	$23,721
Investment in American Patriot Bank	3,104,548	5,385,641
Other assets	-	32,872

Total assets	$3,106,844	$5,442,234

Liabilities and Stockholders’ Equity

Accrued expenses	$43,000	$97,944
Notes payable	921,000	1,028,000

Total liabilities	964,000	1,125,944

Stockholders’ Equity
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; 207 issued and outstanding at December 31, 2010	174,220	-
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,389,391 shares at December 31, 2010 and December 31, 2009	796,337	796,337

Additional paid-in capital	7,167,260	7,167,260
Retained deficit	(5,946,761)	(3,638,017)
Accumulated other comprehensive income	(48,212)	(9,290)

Total Stockholders’ Equity	2,142,844	4,316,290

Total Liabilities and Stockholders’ Equity	$3,106,844	$5,442,234

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.	Condensed Financial Statements of Parent Company (Continued)

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Statements of Operations

Income
Dividends from American Patriot Bank	$-	$27,400
Total income	-	27,400
Operating expenses	55,647	139,472
Loss before income taxes and equity in undistributed earnings of American Patriot Bank	(55,647)	(112,072)
Applicable income tax benefit	-	-
	(55,647)	(112,072)
Equity in undistributed net loss	(2,242,171)	(3,910,597)
Net loss	(2,297,818)	(4,022,669)
Preferred stock dividend requirement	9,094	-
Accretion on preferred stock discount	10,926	-
Net loss to Common Shareholders	$(2,317,838)	$(4,022,669)

Statements of Cash Flows

Cash flows from operating activities:
Net loss	$(2,297,818)	$(4,022,669)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed loss of American Patriot Bank	2,242,171	3,910,597
(Decrease) increase in other liabilities	(54,944)	75,019
Decrease in other assets	32,872	30,436

Net cash used in operating activities	(77,719)	(6,617)

Cash flows from financing activities:
Issuance of preferred stock	163,294	-
Repayment of other borrowings	(107,000)	-
Proceeds from other borrowings	-	28,000

Net cash provided by financing activities	56,294	28,000

Net (decrease) increase in cash and cash equivalents	(21,425)	21,383
Cash and cash equivalents at beginning of year	23,721	2,338

Cash and cash equivalents at end of year	$2,296	$23,721