Form 10-Q
period 2011-03-31
American Patriot Financial Group, Inc.
filed 2011-05-16
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 1, 2011, there were 2,389,391 shares of common stock, $0.333 par value, issued and outstanding.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED BALANCE SHEETS

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
	As of March 31, 2011 (Unaudited)	As of December 31, 2010
ASSETS

Cash and due from banks	$6,646,359	$1,499,054
Federal funds sold	2,759,961	1,609,482
Interest-bearing deposits in banks	2,883,175	8,182,239
Cash and cash equivalents	12,289,495	11,290,775
Securities available for sale	2,914,771	2,916,717
Federal Home Loan Bank stock, at cost	296,500	296,500
Loans, net of allowance for loan losses of $2,660,676 in 2011 and $2,956,010 in 2010	68,388,201	73,759,525
Premises and equipment, net	4,750,550	4,807,200
Accrued interest receivable	259,397	358,298
Deferred tax assets, net	28,366	29,912
Foreclosed assets	6,374,565	3,885,396
Cash surrender value of bank owned life insurance	2,596,022	2,570,228
Other assets	180,662	174,415
Total Assets	$98,078,529	$100,088,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$4,766,125	$5,275,302
Interest-bearing
Money market, interest checking and savings	22,298,935	23,056,505
Time deposits	64,822,028	65,322,512
Total Deposits	91,887,088	93,654,319
Accrued interest payable	372,027	307,285
Other liabilities	410,057	438,612
Federal Home Loan Bank and other borrowings	3,545,906	3,545,906
Total Liabilities	96,215,078	97,946,122

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; issued and outstanding 207 shares at March 31, 2011 and December 31, 2010	177,863	174,220
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,389,391 shares at March 31, 2011 and December 31, 2010	796,337	796,337
Additional paid-in capital	7,167,260	7,167,260
Retained deficit	(6,232,289)	(5,946,761)
Accumulated other comprehensive income	(45,720)	(48,212)
Total Stockholders’ Equity	1,863,451	2,142,844
Total Liabilities and Stockholders’ Equity	$98,078,529	$100,088,966

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

Interest and dividend income:
Loans, including fees	$954,022	$1,354,147
Investment securities	14,669	11,945
Dividends on Federal Home Loan Bank stock	3,363	3,363
Federal funds sold and other	17,731	6,568

Total interest and dividend income	989,785	1,376,023

Interest expense:
Deposits	304,507	492,183
Borrowed funds	39,598	63,652

Total interest expense	344,105	555,835

Net interest income before provision for loan losses	645,680	820,188

Provision for loan losses	4,260	839,167

Net interest income (loss) after provision for loan losses	641,420	(18,979)

Noninterest income:
Service charges on deposit accounts	74,386	91,684
Fees from origination of mortgage loans sold	4,235	2,203
Other	27,253	26,088

Total noninterest income	105,874	119,975

Noninterest expense:
Salaries and employee benefits	368,048	405,831
Occupancy	151,607	141,384
Advertising	5,163	6,676
Data processing	79,372	85,495
Legal and professional	103,731	116,003
Depository insurance	105,510	123,347
Foreclosed real estate, net	107,538	211,281
Other operating	108,210	109,783

Total noninterest expense	1,029,179	1,199,800

Net loss before income taxes	(281,885)	(1,098,804)

Income taxes	-	-

Net loss	(281,885)	(1,098,804)
Preferred stock dividend requirement	(12,199)	-
Accretion on preferred stock discount	(3,643)	-

Net Loss to Common Shareholders	$(297,727)	$(1,098,804)

Basic net loss per common share	$(.12)	$(.46)
Diluted net loss per common share	$(.12)	$(.46)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
Three Months Ended March 31, 2011

						Accumulated
				Additional		Other
	Comprehensive	Preferred	Common	Paid-In	Retained	Comprehensive
	Loss	Stock	Stock	Capital	Deficit	Income	Total

Balance, December 31, 2010		$174,220	$796,337	$7,167,260	$(5,946,761)	$(48,212)	$2,142,844

Comprehensive loss:
Net loss	$(281,885)	-	-	-	(281,885)	-	(281,885)
Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale, net of tax effect of $1,546	2,492	-	-	-	-	2,492	2,492

Total comprehensive loss	$(279,393)

Accretion of discount on preferred stock -
Series A		3,643	-	-	(3,643)	-	-

Balance, March 31, 2011		$177,863	$796,337	$7,167,260	$(6,232,289)	$(45,720)	$1,863,451

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(281,885)	$(1,098,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	4,260	839,167
Depreciation	63,922	69,191
Write-down of foreclosed assets	37,084	73,478
Realized loss on sales of foreclosed assets	11,511	116,212
Increase in cash surrender value of bank owned life insurance	(25,794)	(26,173)
Net change in:
Accrued interest receivable	98,901	(13,552)
Other assets	11,793	35,811
Other liabilities	(46,598)	(11,049)
Accrued interest payable	64,742	(63,781)

Net cash used in operating activities	(62,064)	(79,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Maturities, prepayments and calls	5,987	1,499
Proceeds from sale of foreclosed assets	70,301	258,216
Loan originations and principal collections, net	2,758,999	3,235,694
Additions to premises and equipment	(7,272)	(8,735)

Net cash provided by investing activities	2,828,015	3,486,674

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits (non-time deposits)	(1,266,747)	(1,299,437)
Net change in time deposits	(500,484)	(1,109,770)
Issuance of stock	-	18,294
Repayments of other borrowings	-	(7,000)
Federal Home Loan Bank repayments	-	(143,914)

Net cash used in financing activities	(1,767,231)	(2,541,827)

Net change in cash and cash equivalents	998,720	865,347

Cash and cash equivalents at beginning of period	11,290,775	10,214,016

Cash and cash equivalents at end of period	$12,289,495	$11,079,363

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$279,363	$619,616

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Loans moved to foreclosed/repossessed assets	$2,608,065	$1,100,943

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Certain amounts from prior period financial statements have been reclassified to conform to current period’s presentation.

Preferred Stock Issuance:

In accordance with its charter, the Company has authorized and began offering and issuing up to 5,000 shares of series A Preferred Stock (preferred stock) at a price of $1,000 per share.  The preferred stock will accrue cumulative dividends at a rate of 6% per annum.  Dividends will be payable quarterly in arrears.  However, the Bank and Company are currently prohibited from paying dividends.  The shares have a liquidation preference of $1,000 per share.  The shares may be converted to common stock after three years at a $5.00 per share conversion rate.  The preferred stock is redeemable only at the option of the Company, subject to regulatory approval, after the third anniversary date of the investment at 100% of the issuance price of $1,000 per share plus any accrued and unpaid dividends.  The preferred stock ranks senior to the Company's common stock, and no dividends on common stock may be declared or paid until all accrued and unpaid dividends for all past dividend periods have been paid on the preferred stock.  The preferred stock is non-voting, other than certain class voting rights.  No shares of preferred stock have been issued for the three months ended March 31, 2011.

Going Concern:

The Company continues to prepare its consolidated financial statements on a going concern basis. For further information regarding this issue, refer to Note 2 “Regulatory Actions & Going Concern Considerations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 31, 2011. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-K.

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

No options were granted during the three months ended March 31, 2011, and no compensation cost related to options is recognized in the consolidated statements of income for the three months ended March 31, 2011 or 2010.  No intrinsic value exists at March 31, 2011, as the market price of the Company's common stock of $1.50 per common share is below the exercise price of the outstanding options.

Note 3.	Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share (EPS) of common stock is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares and potential dilutive common shares outstanding during the period.  Stock options are regarded as potential common shares.  Potential common shares are computed using the treasury stock method.  For the three months ended March 31, 2011, 31,550 options are excluded from the effect of dilutive securities because they are anti-dilutive; 71,050 options are similarly excluded from the effect of dilutive securities for the three months ended March 31, 2010.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per share computations for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011		2010
	Income (Loss)	Shares	Income (Loss)	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income (loss) available to common stockholders	$(297,727)	2,389,391	$(1,098,804)	2,389,391

Effect of dilutive securities
Stock options outstanding	-	-	-	-

Diluted EPS
Income (loss) available to common shareholders plus assumed conversions	$(297,727)	2,389,391	$(1,098,804)	2,389,391

Note 4.	Fair Value Disclosures

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.  There have been no changes in the methodologies used at March 31, 2011 and December 31, 2010.

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed-rate loans are estimated usingdiscounted cash flow analyses, using market interest rates for comparable loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
Securities of U.S. Government agencies and corporations	$2,441,600	$-	$2,441,600	$-
Mortgage-backed securities	473,171	-	473,171	-

	$2,914,771	$-	$2,914,771	$-

Cash surrender value of life insurance	$2,596,022	$-	$2,596,022	$-

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
Securities of U.S. Government agencies and corporations	$2,445,450	$-	$2,445,450	$-
Mortgage-backed securities	471,267	-	471,267	-

	$2,916,717	$-	$2,916,717	$-

Cash surrender value of life insurance	$2,570,228	$-	$2,570,228	$-

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

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,919,930	$-	$2,919,930	$-
Foreclosed real estate	6,374,565	-	6,233,336	141,229

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,434,890	$-	$4,434,890	$-
Foreclosed real estate	3,885,396	-	3,498,552	386,844

Impaired loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at March 31, 2011 and December 31, 2010.

The carrying amount and estimated fair value of the Company's financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$12,289,495	$12,289,495	$11,290,775	$11,290,775
Securities available for sale	2,914,771	2,914,771	2,916,717	2,916,717
Federal Home Loan Bank stock	296,500	296,500	296,500	296,500
Loans, net	68,388,201	68,504,582	73,759,525	73,740,093
Accrued interest receivable	259,397	259,397	358,298	358,298
Cash surrender value of life insurance	2,596,022	2,596,022	2,570,228	2,570,228

Financial Liabilities:
Deposits	91,887,088	92,160,497	93,654,319	93,842,636
Accrued interest payable	372,027	372,027	307,285	307,285
Federal Home Loan Bank and other borrowings	3,545,906	3,561,166	3,545,906	3,582,568

Note 5.	Securities Available for Sale

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at March 31, 2011 and December 31, 2010 are as follows:

		March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$2,500,000	$-	$(58,400)	$2,441,600

Mortgage-backed and related securities (1)	488,857	-	(15,686)	473,171

	$2,988,857	$-	$(74,086)	$2,914,771

		December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$2,500,000	$-	$(54,550)	$2,445,450

Mortgage-backed and related securities (1)	494,841	-	(23,574)	471,267

	$2,994,841	$-	$(78,124)	$2,916,717

(1) Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

U.S. Government sponsored enterprises include entities such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

The securities have maturity dates of one to five years.

The Bank has pledged securities with carrying values of approximately $2,915,000 and $2,423,000 (which approximates market values) to secure deposits of public funds and our federal funds line of credit as of March 31, 2011 and December 31, 2010.

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model.  The Company conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Company does not have any securities that have been classified as other-than-temporarily-impaired at March 31, 2011.

Note 6.	Loans and Allowance for Loan Losses

A summary of the balances of loans follows:

	March 31,	December 31,
	2011	2010

Mortgage loans on real estate:
Residential 1-4 family	$37,484,240	$37,907,120
Nonresidential & multifamily	18,211,340	21,222,784
Construction and development	5,136,191	5,415,167
	60,831,771	64,545,071

Commercial loans	8,969,723	10,805,289

Consumer loans	1,247,383	1,365,175

Total loans	71,048,877	76,715,535

Less:
Estimated allowance for loan losses	(2,660,676)	(2,956,010)

Loans, net	$68,388,201	$73,759,525

An analysis of the allowance for loan losses follows:

	Three Months	Year Ended
	Ended March 31,	December 31,
	2011	2010

Balance, beginning	$2,956,010	$3,082,659
Provision for loan losses	4,260	1,382,685
Recoveries of loans previously charged-off	21,111	133,795

	2,981,381	4,599,139
Loans charged-off	320,705	1,643,129

Balance, ending	$2,660,676	$2,956,010

The following table details the changes in the allowance for loan losses during the three months ended March 31, 2011 by class of loans:

		Nonresidential	Construction
	Residential	and	and
	1-4 Family	Multifamily	Development	Commercial	Consumer	Unallocated	Total

Balance, beginning of period	$948,868	$460,801	$853,849	$651,319	$41,173	$-	$2,956,010
Charge-offs	(10,512)	(264,563)	-	(31,511)	(14,119)	-	(320,705)
Recoveries	10,941	937	320	1,969	6,944	-	21,111
Provision charged to operations	(100,663)	(6,971)	42,783	29,918	(11,383)	50,576	4,260

Balance, net of period	$848,634	$190,204	$896,952	$651,695	$22,615	$50,576	$2,660,676

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment are as follows:
	March 31, 2011
		Nonresidential	Construction
	Residential	and	and
	1-4 Family	Multifamily	Development	Commercial	Consumer	Unallocated	Total

Specified reserves impaired loans	$202,835	$-	$369,275	$560,687	$-	$-	$1,132,797

General reserves	645,799	190,204	527,677	91,008	22,615	50,576	1,527,879

Total	$848,634	$190,204	$896,952	$651,695	$22,615	$50,576	$2,660,676

Loans individually evaluated for impairment:
With a valuation allowance	$2,426,254	$-	$824,890	$801,583	$-	$-	$4,052,727
Without a valuation allowance	3,675,070	2,889,934	383,695	540,972	165,799	-	7,655,470

Total loans individually evaluated for impairment	6,101,324	2,889,934	1,208,585	1,342,555	165,799	-	11,708,197
Loans collectively evaluated for impairment	31,382,916	15,321,406	3,927,606	7,627,168	1,081,584	-	59,340,680

Total	$37,484,240	$18,211,340	$5,136,191	$8,969,723	$1,247,383	$-	$71,048,877

Valuation allowance related to impaired loans	$202,835	$-	$369,275	$560,687	$-	$-	$1,132,797

Average investment in impaired loans	$6,098,794	$2,886,747	$1,210,301	$1,169,830	$7,294	$-	$11,372,966

Interest income recognized on impaired loans	$17,482	$6,312	$2,933	$-	$-	$-	$26,727

	December 31, 2010
		Nonresidential	Construction
	Residential	and	and
	1-4 Family	Multifamily	Development	Commercial	Consumer	Unallocated	Total

Specified reserves impaired loans	$198,774	$271,500	$422,771	$487,294	$-	$-	$1,380,339

General reserves	750,094	189,301	431,078	164,025	41,173	-	1,575,671

Total	$948,868	$460,801	$853,849	$651,319	$41,173	$-	$2,956,010

Loans individually evaluated for impairment:
With a valuation allowance	$1,941,917	$2,063,412	$1,008,317	$801,583	$-	$-	$5,815,229
Without a valuation allowance	3,031,169	2,753,053	241,842	835,902	144,336	-	7,006,302

Total loans individually evaluated for impairment	4,973,086	4,816,465	1,250,159	1,637,485	144,336	-	12,821,531
Loans collectively evaluated for impairment	32,934,034	16,406,319	4,165,008	9,167,804	1,220,839	-	63,894,004

Total	$37,907,120	$21,222,784	$5,415,167	$10,805,289	$1,365,175	$-	$76,715,535

Valuation allowance related to impaired loans	$198,774	$271,500	$422,771	$487,294	$-	$-	$1,380,339

The following is a summary of information pertaining to average investment and interest income recognized on impaired loans as of December 31, 2010:

Average investment in impaired loans	$12,882,436
Interest income recognized on impaired loans	$291,023

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

The following is a summary of non-performing loans evaluated by class as follows:

	March 31, 2011	December 31, 2010

Non Accrual Loans:
Residential 1-4 family	$5,034,025	$3,464,994
Nonresidential and multifamily	2,624,437	4,528,590
Construction and land development	1,041,680	1,080,586
Commercial	1,198,605	1,182,141
Consumer	17,055	13,383

Total	$9,915,802	$10,269,694

The following table presents an aged analysis of past due financing receivables as follows:

	March 31, 2011
		Past Due
	30-89 Days	90 Days
	Past Due and	Or More		Total	Current	Total
	Accruing	and Accruing	Non-Accrual	Past Due	Loans	Loans

Residential 1-4 family	$1,997,062	$47,076	$5,034,025	$7,078,163	$30,406,077	$37,484,240
Nonresidential and multifamily	274,591	-	2,624,437	2,899,028	15,312,312	18,211,340
Construction and land development	-	14,892	1,041,680	1,056,572	4,079,619	5,136,191
Commercial	23,492	8,840	1,198,605	1,230,937	7,738,786	8,969,723
Consumer	22,333	3,078	17,055	42,466	1,204,917	1,247,383

Total	$2,317,478	$73,886	$9,915,802	$12,307,166	$58,741,711	$71,048,877

	December 31, 2010
		Past Due
	30-89 Days	90 Days
	Past Due and	Or More		Total	Current	Total
	Accruing	and Accruing	Non-Accrual	Past Due	Loans	Loans

Residential 1-4 family	$1,757,199	$679,036	$3,464,994	$5,901,229	$32,005,891	$37,907,120
Nonresidential and multifamily	99,091	346,479	4,528,590	4,974,160	16,248,624	21,222,784
Construction and land development	207,985	362,251	1,080,586	1,650,822	3,764,345	5,415,167
Commercial	172,853	493,778	1,182,141	1,848,772	8,956,517	10,805,289
Consumer	31,403	14,077	13,383	58,863	1,306,312	1,365,175

Total	$2,268,531	$1,895,621	$10,269,694	$14,433,846	$62,281,689	$76,715,535

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

The following table shows the aggregate amount of our classified loans as follows:

	March 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$30,003,111	$1,282,593	$6,198,536	$-	$-	$37,484,240
Nonresidential and multifamily	15,321,402	-	2,889,938	-	-	18,211,340
Construction and development	3,927,605	-	1,208,586	-	-	5,136,191
Commercial	7,755,224	15,963	1,198,536	-	-	8,969,723
Consumer	1,231,914	1,678	13,791	-	-	1,247,383

Total	$58,239,256	$1,300,234	$11,509,387	$-	$-	$71,048,877

	December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$31,712,951	$723,775	$5,470,394	$-	$-	$37,907,120
Nonresidential and multifamily	16,230,470	-	4,992,314	-	-	21,222,784
Construction and development	4,007,095	157,913	1,250,159	-	-	5,415,167
Commercial	9,006,658	117,831	1,680,800	-	-	10,805,289
Consumer	1,340,535	8,620	16,020	-	-	1,365,175

Total	$62,297,709	$1,008,139	$13,409,687	$-	$-	$76,715,535

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

Recent Accounting Pronouncements

In January 2011, the FASB issued Accounting Standards Update 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20. This update defers the effective date of reporting Troubled Debt Restructuring (“TDR”) credit quality disclosures until the additional guidance is issued that clarifies what constitutes a TDR.

In April 2011, the FASB issued Accounting Standards Update 2011-02, The Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update provides additional guidance in determining what is considered a TDR. The update clarifies the two criteria that are required in determining a TDR. The update is effective for interim or annual periods beginning after June 15, 2011. We are currently evaluating the impact of this update to our consolidated financial statements.

Other than disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Forward-Looking Statements

Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws.  Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  The use of such words as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “attempt”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, “forecast,” and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  Factors that could cause actual results to differ materially from the results anticipated, but not guaranteed, in this Report, include those factors included in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and include (without limitation) deterioration in the financial condition of borrowers resulting in significant increases in loan losses, and provisions for those losses, economic and social conditions, competition for loans, mortgages, and other financial services and products, results of regulatory examinations and/or efforts to comply with the requirements of regulatory proceedings, including the obligation to raise additional capital, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, and other risks that cannot be accurately quantified or completely identified.  Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted.  Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period.  The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results.  The Company is unable to predict the types of circumstances, conditions and factors that can cause anticipated results to change.  The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changed or unanticipated events, circumstances or results.

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

Liquidity

At March 31, 2011, the Company had liquid assets of approximately $15.5 million in the form of cash, federal funds sold, securities available for sale, and FHLB stock compared to approximately $14.5 million at December 31, 2010.  Management believes that the liquid assets are adequate at March 31, 2011. Additional liquidity should be provided by loan repayments; however, the restrictions on the Bank’s ability to accept, rollover or renew brokered deposits and the rates that the Bank may pay on other deposits may negatively impact the Bank’s ability to grow or retain its deposits.  The Company also has the ability to purchase federal funds and is a member of the Federal Home Loan Bank of Cincinnati that could provide a credit line if necessary.

Results of Operations

The Company had a net loss of $281,885 (or a negative $.12 per common share loss) for the quarter ended March 31, 2011, compared to a net loss of $1,098,804 (or a negative $.46 per share loss) for the quarter ended March 31, 2010.  During the quarter ended March 31, 2011, the Company recorded a provision for loan losses of $4,260, compared to $839,167 for the same period in 2010 (See additional discussion at Provision for Loan Losses).

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Interest income for the quarter ended March 31, 2011, was $989,785 compared to $1,376,023 for the same period in 2010. Total interest expense was $344,105 for the quarter ended March 31, 2011, compared to $555,835 for the same period in 2010. Net interest margin was 3.06% for the first three months of 2011 compared to 3.25% for the comparable period in 2010, or a 19 basis point decrease.  The net change in the net interest margin was a result of the net decrease in the yield on interest-earning assets of approximately 78 basis points compared to the decrease in the rate paid on interest-bearing liabilities of 59 basis points, which is attributable to the impact from increasing levels of nonperforming loans in conjunction with the extended low interest rate environment.  Further, net interest income was negatively impacted as the Company continued to reduce its loan portfolio at a faster pace than the reduction in deposits.  Based on the Company’s mix of interest earning assets and interest bearing liabilities, management believes there will continue to be downward pressure on net interest income/margin for the remainder of 2011.

Provision for Loan Losses

The provision for loan losses represents a charge to operations necessary to establish an allowance for possible loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses during the three-month period ended March 31, 2011, was $4,260 as compared to $839,167 for the same three-month period ended March 31, 2010.  During the three months ended March 31, 2011, loan charge-offs were $320,705, compared to $1,334,334 for the three months ended March 31, 2010.  The recoveries for the three-month periods ended March 31, 2011 and 2010, were $21,111 and $27,712, respectively.  Loans individually evaluated for impairment and loans collectively evaluated for impairment have decreased for the three-month period ended March 31, 2011, resulting in a decline in the provision for loan losses.  However, the Company’s construction and development loan portfolio continues to experience weakness due to continuing decreased real estate sales in the Company’s markets, particularly the Blount County market, which has led to falling appraisal values of the collateral which secures the Company’s construction and development loan portfolio.  The Company’s collateral, for substantially all construction and development loans, is its primary source of repayment and as the value of the collateral deteriorates, ultimate repayment by the borrower becomes increasingly unlikely and the Bank is required to charge off the loan down to the new collateral value. The allowance for loan losses was $2,660,676 at March 31, 2011, as compared to $2,956,010 at December 31, 2010, a decrease of 10.0%.  The allowance for loan losses at March 31, 2010, was $2,615,204, or 2.9% of total loans at that date.  The allowance was approximately 3.7% of loans at March 31, 2011.

Management feels that the allowance for loan losses is adequate at March 31, 2011. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, or changes in the circumstances of particular borrowers.  Management intends to continue to pursue aggressive strategies for problem loan resolution, and is committed to maintain loan loss reserves at levels sufficient to absorb losses recognized in the pursuit of this strategy.

Provision for / Benefit from Income Taxes

The Company had no expense or benefit from income taxes for the three months ended March 31, 2011 and 2010. The tax benefit created by the net loss during the quarter was offset by additional deferred tax asset valuation.

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for the three months ended March 31, 2011, was $105,874, compared to $119,975 for the same period in 2010. Service charges on deposit accounts decreased $17,298 to $74,386 for the three months ended March 31, 2011, from $91,684 for the same period in 2010. Most of the $17,298 decrease was related to declines in NSF and overdraft fees.  In addition, a reduction in NSF charges is being noted nationwide as a result of the current economy and reduced consumer spending. These fees are primarily activity driven and relate to transaction based checking accounts.  The Bank noted a decline in checking account customers when comparing the first quarter of 2011 to the first quarter of 2010, and a corresponding decrease in NSF and overdraft transactions during the first quarter of 2011 as compared to the first quarter of 2010.  Fees from origination of mortgage loans sold increased $2,032 from $2,203 in the first quarter of 2010 to $4,235 in the first quarter of 2011.

Noninterest Expense

Noninterest expenses totaled $1,029,179 for the three months ended March 31, 2011, as compared to $1,199,800 for the three months ended March 31, 2010, and consisted of employee costs, occupancy expense, legal and professional expenses and other operating expenses.  Salaries and wages decreased $37,783 from $405,831 for the three months ended March 31, 2010, when compared to $368,048 for the three months ended March 31, 2011. Occupancy expenses increased $10,223 from $141,384 for the three months ended March 31, 2010, when compared to $151,607 for the three months ended March 31, 2011.  Most of the decrease in employee costs is attributable to a focused effort by management and the Board to improve its personnel efficiency and reduce headcount and related costs in this tough economic period. Legal and professional expenses decreased $12,272 from $116,003 for the three months ended March 31, 2010, when compared to $103,731 for the three months ended March 31, 2011.  Other noninterest expenses decreased $130,789 from $536,582 for the three months ended March 31, 2010, compared to $405,793 for the three months ended March 31, 2011.  Most of the decrease in other noninterest expense can be attributed to lower FDIC premiums, less foreclosed real estate expenses and a reduction in losses on sales of foreclosed assets. Foreclosed real estate expense was $107,538 for the first three months of 2011 compared to $211,281 for the comparable period in 2010. Foreclosed real estate expense is composed of three types of charges: maintenance costs, valuation adjustments based on new appraisal values and gains or losses on disposition. At March 31, 2011, the Company had $6.4 million in foreclosed assets compared to $4.1 million at March 31, 2010 and $3.9 million at December 31, 2010. The Company anticipates that foreclosed real estate charges will remain at elevated levels throughout 2011 as it anticipates that balances of foreclosed assets will remain at elevated levels for the remainder of 2011.

Financial Condition

Total assets at March 31, 2011, were $98,078,529, a decrease of $2,010,437 or 2.0% compared to 2010 year-end assets of $100,088,966.  Deposits decreased to $91,887,088 at March 31, 2011, a decrease of $1,767,231 or 1.9% from $93,654,319 at December 31, 2010. The Company is taking measures to maintain liquidity by offering attractive rates to customers as possible given our market rate cap limitation currently imposed on us. Premises and equipment decreased to $4,750,550 at March 31, 2011, a decrease of $56,650 or 1.2% from $4,807,200 at December 31, 2010, primarily as a result of minimal fixed asset purchases coupled with normal depreciation charges.  Other significant additions noted as of March 31, 2011, when compared to December 31, 2010 relate to foreclosed assets.  Foreclosed assets increased $2,489,169 from $3,885,396 at December 31, 2010 to $6,374,565, or 64.1%, at March 31, 2011.

The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below.

Loans

Net loans outstanding totaled $68,388,201 at March 31, 2011, compared to $73,759,525 at December 31, 2010.  The decrease in loan volume is largely attributable to management’s strategy to decrease concentrations in certain loan types, particularly residential real estate construction and development loans, and the movement of one large real estate loan to OREO following completion of foreclosure.  Management is monitoring the portfolio closely and believes it has identified and properly reserved for all major problem credits in the portfolio.  In the event that a loan is ninety days or more past due, the accrual of income is generally discontinued when the full collection of principal and interest is in doubt unless the obligations are both well secured and in the process of collection.  At March 31, 2011, there was $9,915,802 in loans not accruing interest. The continued elevated levels of  nonaccrual loans and non-performing asset balances that the Company experienced in the first three months of 2011 is primarily related to a weakened real estate market in the Company’s market areas, particularly its Blount County market.  Within this segment of the loan portfolio, the Company makes loans to home builders and developers and sub-dividers of land.  These borrowers have experienced stress due to a combination of declining residential real estate demand and resulting price and collateral value declines.  Further, housing starts in the Company’s market areas continue to lag historical levels.

The following is a summary of information pertaining to impaired loans:

	March 31,	December 31,
	2011	2010

Impaired loans without a specific valuation allowance	$7,655,470	$7,006,302
Impaired loans with a specific valuation allowance	4,052,727	5,815,229
Total specifically evaluated impaired loans	$11,708,197	$12,821,531
Specific valuation allowance related to impaired loans	$1,132,797	$1,380,339

In addition to the specifically evaluated impaired loans above, the Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment.  Loans collectively evaluated for impairment with a classification of special mention, substandard and doubtful, as of March 31, 2011 and December 31, 2010, were $207,156 and $634,001, respectively.  The Bank has reserved $38,155 and $69,621 related to these loans as of March 31, 2011 and December 31, 2010, respectively.

There are no commitments to lend additional funds to any of the impaired borrowers.

As of March 31, 2011, the Company has identified loans aggregating $11,915,353 as being impaired of which $9,915,802 are non-performing as it relates to payment of interest.  The increase in impaired loans between March 31, 2010 and March 31, 2011, was primarily related to the weakened residential and commercial real estate market in the Company’s market areas as well as the impact of continued high unemployment levels in those areas.  Within the residential and commercial real estate segment of the portfolio, the Company makes loans to, among other borrowers, home builders and developers of land.  These borrowers have experienced stress during the current economic climate due to a combination of declining demand for residential real estate and the resulting price and collateral value declines.  In addition, housing starts in the Company’s market areas continue to lag historical levels.  Continuation of the current challenging economic environment will likely cause the Company’s real estate construction and land development loans to continue to underperform and such underperformance, along with continued stress on individual borrowers, particularly those impacted by the elevated unemployment rates in the Greene and Blount County markets, has resulted, and may continue to result, in increased levels of impaired loans which may negatively impact the Company’s results of operations.

Nonperforming Assets

At March 31, 2011, the Company had $16.3 million in nonperforming assets compared to $14.2 million at December 31, 2010 and $11.9 million at March 31, 2010. Included in nonperforming assets at March 31, 2011, were $9.9 million in nonperforming loans and $6.4 million in other real estate owned. The continued elevated levels of nonperforming asset balances that the Company continues to experience is primarily related to a weakened residential real estate market in the Company’s primary markets. Home builders and developers and sub-dividers of land have continued to experience stress due to a combination of declining residential demand for new housing and resulting price and collateral value declines in the Company’s market areas. The Company believes that its nonperforming asset levels will remain elevated throughout the remainder of 2011 as it works diligently to remediate these assets.

Restricted Equity Investments

Federal Home Loan Bank (“FHLB”) stock at March 31, 2011, had an amortized cost and market value of $296,500 as compared to an amortized cost and market value of $296,500 at December 31, 2010.   As a member of the FHLB, the Company is required to maintain stock in an amount equal to a minimum of .15% of total assets and 4% of outstanding FHLB advances.  Federal Home Loan Bank stock is carried at cost.  Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Securities Available for Sale

Securities have been classified in the balance sheet according to management’s intent as securities available for sale.  The amortized cost and approximate fair value of securities at March 31, 2011, are as follows:

		March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$2,500,000	$-	$(58,400)	$2,441,600

Mortgage-backed and related securities	488,857	-	(15,686)	473,171

	$2,988,857	$-	$(74,086)	$2,914,771

At March 31, 2011, securities with a carrying value of approximately $2,321,000 were pledged to secure a federal funds line of credit with the First National Bankers Bank, Alabama.

Deposits and Other Funding

Total deposits, which are the principal source of funds for the Company, were $91,887,088 at March 31, 2011, compared to $93,654,319 at December 31, 2010, representing a decrease of 1.9%.  The Company has targeted local consumers, professional and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.  The Company established a line of credit with the Federal Home Loan Bank secured by a blanket-pledge of 1-4 family residential mortgage loans. At March 31, 2011, the Company had outstanding advances of $2,624,906 at the Federal Home Loan Bank compared with $2,624,906 at December 31, 2010. At December 31, 2010 and March 31, 2011, the Company also had $900,000 in short-term borrowings from Jefferson Federal Bank which matured on February 28, 2011, and is now in default and is secured by 100% of the Bank’s common stock.  Because the loan is now in default, the lender could foreclose on its collateral, the stock of the Bank, and accordingly acquire the Bank at any time. Further, there are $21,000 in loans due to two directors and one former director that are due on demand.

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

Capital and Regulatory Matters

Equity capital at March 31, 2011, was $1,863,451 a decrease of $279,393 from $2,142,844 at December 31, 2010, due to a net loss of $281,885, offset in part by a decrease in the unrealized holding losses on available for sale securities of $2,492.

Pursuant to the terms of the Cease and Desist Order (the “Order”) that the Bank entered into with the FDIC during the second quarter of 2009, as more fully described below, the Bank is required to develop and implement a capital plan that increases the Bank’s Tier 1 capital ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio to 8%, 10% and 11%, respectively.  The Bank has submitted numerous capital plans to the FDIC and the Tennessee Department of Financial Institutions (the “TDFI”) since the Order was issued and none of those have been accepted.  The most recent capital restoration plan proposed by the Bank was submitted to the FDIC and TDFI for approval on April 28, 2011, and following receipt of any comments to the plan from the FDIC or TDFI, the Bank must immediately initiate measures to effect compliance with the capital plan within 30 days after the FDIC and the TDFI respond to the capital plan.

As a result of the Bank’s capital ratios following below minimum regulatory amounts, the Bank is considered “significantly undercapitalized” and it is subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which among other things: (i) restricts payment of capital distributions and management fees; (ii) requires that the FDIC monitor the condition of the Bank; (iii) requires submission of a capital restoration plan within 45 days; (iv) restricts the growth of the Bank's assets; and (v) requires prior approval of certain expansion proposals, many of which restrictions or obligations, including the requirement to submit a capital restoration plan, the Bank was already subject to as a result of the Order.

In order to secure the approval of the FDIC of the Bank’s capital restoration plan each time the Bank submits such plan (with the latest submission April 28, 2011), the Company executed a Capital Maintenance Commitment and Guaranty (the “Commitment”) with the FDIC, which remains subject to the FDIC’s approval and execution.  Pursuant to the Commitment, the Company is required to provide the FDIC assurance in the form of a financial commitment and guaranty that the Bank will comply with the Bank’s capital restoration plan until the Bank has been adequately capitalized on average during each of four consecutive quarters and, in the event the Bank fails to so comply, to pay to the Bank the lesser of five percent of the Bank's total assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all capital standards applicable to the Bank at the time it failed to comply.

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

At March 31, 2011, the Bank’s required minimum ratios were less than the required regulatory minimum ratios. The Bank, accordingly, falls within the category of “significantly undercapitalized” within the FDIC’s prompt corrective action provisions. In addition to the limitations on the Bank’s activities mandated by the Order and the prompt corrective action directive, the Bank, because it is significantly undercapitalized, is also now subject to determinations by the FDIC to require the Bank to be recapitalized, to restrict transactions with affiliates, and restrict interest paid on deposits. The Bank’s actual capital ratios at March 31, 2011 and required ratios under the Order, follow:

	Required Minimum Ratio	To be Well Capitalized	Requirements Under the Order	Bank

Tier 1 leverage ratio	4.00%	5.00%	8.00%	2.92%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.00%	3.81%
Total risk-based capital ratio	8.00%	10.00%	11.00%	5.09%

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

At March 31, 2011, approximately 65% of the institution’s gross loans had adjustable rates.  Based on the asset/liability modeling, management believes that these loans reprice at a faster pace than liabilities held at the institution.  Because the majority of the institution’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin.  Floors in the majority of the institution’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at March 31, 2011, had outstanding unused lines of credit and standby letters of credit that totaled approximately $6,600,000.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate federal funds sold and available for sale securities, or, on a short-term basis, to purchase federal funds from a correspondent bank. At March 31, 2011, the Company had established with a correspondent bank the ability to purchase federal funds if needed up to $1,600,000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth on pages 19 through 28 of Item 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, is incorporated herein by reference.

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

 b)        Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

At March 31, 2011, the Company and the Bank were defendants in a complaint filed in the Blount County Chancery Court. The plaintiffs have alleged breach of contract, promissory estoppels and negligent misrepresentation relating to commitments to fund various loans to certain plaintiffs. The plaintiffs are seeking compensatory damages of $3,600,000, punitive damages of $14,400,000 and treble damages. The case is in the discovery phase and the Company’s legal counsel is not able to provide an assessment regarding the potential outcome of the case or an estimate, or range of estimates, of potential damages; therefore the Bank has not accrued a liability with respect to this lawsuit. The Company and the Bank have aggregate insurance coverage of $3,000,000 which management believes is adequate to cover potential awards. Further, management believes they have strong defenses to all claims and intends to vigorously defend this lawsuit.

At March 31, 2011, the Company and the Bank were also defendants in a complaint filed in the Blount County Circuit Court. The plaintiffs have alleged breach of contract, negligent misrepresentation, intentional misrepresentation and violations of the Tennessee Consumer Protection Act relating to a commitment to fund a loan to the plaintiffs. The plaintiffs are seeking compensatory damages of $500,000, punitive damages of $1,000,000 and treble damages. The case is in the discovery phase and the Company’s legal counsel is not able to provide an assessment regarding the potential outcome of the case or an estimate, or range of estimates, of potential damages; therefore the Bank has not accrued a liability with respect to this lawsuit. The Company and the Bank have aggregate insurance coverage of $3,000,000 which management believes is adequate to cover potential awards. Further, management believes they have strong defenses to all claims and intends to vigorously defend this lawsuit.

Item 1A.	RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	No repurchases of Company securities were made during the quarter ended March 31, 2011.

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

AMERICAN PATRIOT FINANCIAL GROUP, INC.
(Registrant)

DATE:	May 16, 2011	/s/ John D. Belew
John D. Belew
Chief Executive Officer

DATE:	May 16, 2011	/s/ T. Don Waddell
T. Don Waddell
Chief Financial Officer