Form 10-Q
period 2011-06-30
American Patriot Financial Group, Inc.
filed 2011-08-15
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, there were 2,389,391 shares of common stock, $0.333 par value, issued and outstanding.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED BALANCE SHEETS

Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements
	As of
	June 30, 2011	As of
	(Unaudited)	December 31, 2010
ASSETS

Cash and due from banks	$1,465,627	$1,499,054
Federal funds sold	2,100,518	1,609,482
Interest-bearing deposits in banks	8,578,082	8,182,239
Cash and cash equivalents	12,144,227	11,290,775
Securities available for sale	2,957,098	2,916,717
Federal Home Loan Bank stock, at cost	296,500	296,500
Loans, net of allowance for loan losses of $2,542,873 in 2011 and $2,956,010 in 2010	65,660,729	73,759,525
Premises and equipment, net	4,695,252	4,807,200
Accrued interest receivable	240,515	358,298
Deferred tax assets, net	7,814	29,912
Foreclosed assets	7,164,302	3,885,396
Cash surrender value of bank owned life insurance	2,570,228	2,570,228
Other assets	70,425	174,415
Total Assets	$95,807,090	$100,088,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$5,267,764	$5,275,302
Interest-bearing
Money market, interest checking and savings	23,006,269	23,056,505
Time deposits	64,368,885	65,322,512
Total Deposits	92,642,918	93,654,319
Accrued interest payable	337,278	307,285
Other liabilities	641,056	438,612
Federal Home Loan Bank and other borrowings	921,000	3,545,906
Total Liabilities	94,542,252	97,946,122

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; issued and outstanding 207 shares at June 30, 2011 and December 31, 2010	181,505	174,220
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,389,391 shares at June 30, 2011 and December 31, 2010	796,337	796,337
Additional paid-in capital	7,167,260	7,167,260
Retained deficit	(6,867,667)	(5,946,761)
Accumulated other comprehensive income	(12,597)	(48,212)
Total Stockholders’ Equity	1,264,838	2,142,844
Total Liabilities and Stockholders’ Equity	$95,807,090	$100,088,966

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010

Interest and dividend income:
Loans, including fees	$1,857,118	$2,734,011
Investment securities	29,318	24,745
Dividends on Federal Home Loan Bank stock	6,653	6,653
Federal funds sold and other	36,359	13,689
Total interest and dividend income	1,929,448	2,779,098

Deposits	582,895	950,344
Borrowed funds	72,938	96,195
Total interest expense	655,833	1,046,539
Net interest income before provision for loan losses	1,273,615	1,732,559

Provision for loan losses	2,134	847,901
Net interest income after provision for loan losses	1,271,481	884,658

Noninterest income:
Service charges on deposit accounts	151,479	193,932
Fees from origination of mortgage loans sold	6,483	9,248
Other	8,976	60,302
Total noninterest income	166,938	263,482

Noninterest expense:
Salaries and employee benefits	778,813	754,670
Occupancy	293,743	288,172
Advertising	8,078	10,573
Data processing	156,974	160,492
Legal and professional	292,717	253,074
Depository insurance	209,355	241,014
Foreclosed real estate, net	381,079	531,131
Other operating	231,281	231,066
Total noninterest expense	2,352,040	2,470,192

Net loss before income taxes	(913,621)	(1,322,052)

Income taxes	-	-

Net loss	(913,621)	(1,322,052)
Preferred stock dividend requirement	6,175	-
Accretion on preferred stock discount	7,285	-

Net Loss to Common Shareholders	$(927,081)	$(1,322,052)

Basic net loss per common share	$(.39)	$(.55)
Diluted net loss per common share	$(.39)	$(.55)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2011	June 30, 2010

Interest and dividend income:
Loans, including fees	$903,096	$1,379,864
Investment securities	14,649	12,800
Dividends on Federal Home Loan Bank stock	3,290	3,290
Federal funds sold and other	18,628	7,121
Total interest and dividend income	939,663	1,403,075

Interest expense:
Deposits	278,388	458,161
Borrowed funds	33,340	32,543
Total interest expense	311,728	490,704
Net interest income before provision for loan losses	627,935	912,371

(Benefit) provision for loan losses	(2,126)	8,734
Net interest income after provision for loan losses	630,061	903,637

Noninterest income:
Service charges on deposit accounts	77,093	102,248
Fees from origination of mortgage loans sold	2,248	7,045
Other	7,517	34,214
Total noninterest income	86,858	143,507

Noninterest expense:
Salaries and employee benefits	410,765	348,839
Occupancy	142,136	146,788
Advertising	2,915	3,897
Data processing	77,602	74,997
Legal and professional	188,986	137,071
Depository insurance	103,845	117,667
Foreclosed real estate, net	273,541	319,850
Other operating	148,865	121,283
Total noninterest expense	1,348,655	1,270,392
Net loss before income taxes	(631,736)	(223,248)

Income taxes	-	-

Net loss	(631,736)	(223,248)
Preferred stock dividend requirement	3,070	-
Accretion on preferred stock discount	3,642	-

Net Loss to Common Shareholders	$(638,448)	$(223,248)

Basic net loss per common share	$(.27)	$(.09)
Diluted net loss per common share	$(.27)	$(.09)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED
Six Months Ended June 30, 2011

						Accumulated
						Other
				Additional		Comprehensive
	Comprehensive	Preferred	Common	Paid-In	Retained	Income
	Loss	Stock	Stock	Capital	Deficit	(Loss)	Total

Balance, December 31, 2010		$174,220	$796,337	$7,167,260	$(5,946,761)	$(48,212)	$2,142,844

Comprehensive loss:
Net loss	$(913,621)	-	-	-	(913,621)	-	(913,621)
Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale, net of tax effect of $22,098	35,615	-	-	-	-	35,615	35,615

Total comprehensive loss	$(878,006)

Accretion of discount on preferred stock - Series A		7,285	-	-	(7,285)	-	-

Balance, June 30, 2011		$181,505	$796,337	$7,167,260	$(6,867,667)	$(12,597)	$1,264,838

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(913,621)	$(1,322,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	2,134	847,901
Depreciation	128,423	138,569
Write-down of foreclosed assets	266,793	78,739
Realized loss on sales of foreclosed assets	28,394	154,073
Increase in cash surrender value of bank owned life insurance	-	(52,849)
Net change in:
Accrued interest receivable	117,783	(145,425)
Other assets	103,990	43,981
Other liabilities	202,444	43,793
Accrued interest payable	29,993	(273,358)

Net cash used in operating activities	(33,667)	(486,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Purchases	-	(500,000)
Maturities, prepayments and calls	17,332	501,409
Proceeds from sale of foreclosed assets	194,647	493,855
Loan originations and principal collections, net	4,327,922	6,337,112
Additions to premises and equipment	(16,475)	(14,846)

Net cash provided by investing activities	4,523,426	6,817,530

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits (non-time deposits)	(57,774)	(3,382,903)
Net change in time deposits	(953,627)	(3,243,911)
Issuance of stock	-	133,294
Repayments of other borrowings	-	(107,000)
Federal Home Loan Bank repayments	(2,624,906)	(1,850,885)

Net cash used in financing activities	(3,636,307)	(8,451,405)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010

Net change in cash and cash equivalents	$853,452	$(2,120,503)

Cash and cash equivalents at beginning of period	11,290,775	10,214,016

Cash and cash equivalents at end of period	$12,144,227	$8,093,513

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$625,840	$1,319,897

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Loans moved to foreclosed/repossessed assets	$3,768,740	$1,892,347

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation  S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Certain amounts from prior period financial statements have been reclassified to conform to current period’s presentation.

Preferred Stock Issuance:

In accordance with its charter, the Company has authorized and began offering and issuing up to 5,000 shares of series A Preferred Stock (preferred stock) at a price of $1,000 per share.  The preferred stock will accrue cumulative dividends at a rate of 6% per annum.  Dividends will be payable quarterly in arrears.  However, the Bank and Company are currently prohibited from paying dividends.  The shares have a liquidation preference of $1,000 per share.  The shares may be converted to common stock after three years at a $5.00 per share conversion rate.  The preferred stock is redeemable only at the option of the Company, subject to regulatory approval, after the third anniversary date of the investment at 100% of the issuance price of $1,000 per share plus any accrued and unpaid dividends.  The preferred stock ranks senior to the Company’s common stock, and no dividends on common stock may be declared or paid until all accrued and unpaid dividends for all past dividend periods have been paid on the preferred stock.  The preferred stock is non-voting, other than certain class voting rights. No shares of preferred stock have been issued for the six months ended June 30, 2011.

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

No options were granted during the six months ended June 30, 2011, and no compensation cost related to options is recognized in the consolidated statements of operations for the six months ended June 30, 2011 or 2010.  No intrinsic value exists at June 30, 2011, as the market price of the Company’s common stock per common share is below the exercise price of the outstanding options.

Note 3.	Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share (EPS) of common stock is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares and potential dilutive common shares outstanding during the period.  Stock options are regarded as potential common shares.  Potential common shares are computed using the treasury stock method.  For the three and six months ended June 30, 2011, 31,550 options are excluded from the effect of dilutive securities because they are anti-dilutive; 31,650 options are similarly excluded from the effect of dilutive securities for the three and six months ended June 30, 2010.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per share computations for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011		2010
	Income (Loss)	Shares	Income (Loss)	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income (loss) available to common stockholders	$(638,448)	2,389,391	$(223,248)	2,389,391

Effect of dilutive securities Stock options outstanding	-	-	-	-

Diluted EPS
Income (loss) available to common shareholders plus assumed conversions	$(638,448)	2,389,391	$(223,248)	2,389,391

	Six Months Ended June 30,
	2011		2010
	Income (Loss)	Shares	Income (Loss)	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income (loss) available to common stockholders	$(927,081)	2,389,391	$(1,322,052)	2,389,391

Effect of dilutive securities Stock options outstanding	-	-	-	-

Diluted EPS
Income (loss) available to common shareholders plus assumed conversions	$(927,081)	2,389,391	$(1,322,052)	2,389,391

Note 4.	Fair Value Disclosures

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.  There have been no changes in the methodologies used at June 30, 2011 and December 31, 2010.

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
Securities of U.S.
Government agencies and corporations	$1,987,655	$-	$1,987,655	$-
Mortgage-backed securities	969,443	-	969,443	-

	$2,957,098	$-	$2,957,098	$-

Cash surrender value of life insurance	$2,570,228	$-	$2,570,228	$-

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
Securities of U.S.
Government agencies and corporations	$2,445,450	$-	$2,445,450	$-
Mortgage-backed securities	471,267	-	471,267	-

	$2,916,717	$-	$2,916,717	$-

Cash surrender value of life insurance	$2,570,228	$-	$2,570,228	$-

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

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$3,967,484	$-	$3,967,484	$-
Foreclosed assets	7,164,302	-	7,164,302	-

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,434,890	$-	$4,434,890	$-
Foreclosed assets	3,885,396	-	3,498,552	386,844

Impaired loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at June 30, 2011.

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:

Cash and cash equivalents	$12,144,227	$12,144,227	$11,290,775	$11,290,775
Securities available for sale	2,957,098	2,957,098	2,916,717	2,916,717
Federal Home Loan Bank stock	296,500	296,500	296,500	296,500
Loans, net	65,660,729	65,832,008	73,759,525	73,740,093
Accrued interest receivable	240,515	240,515	358,298	358,298
Cash surrender value of life insurance	2,570,228	2,570,228	2,570,228	2,570,228

Financial Liabilities:
Deposits	92,642,918	92,841,096	93,654,319	93,842,636
Accrued interest payable	337,278	337,278	307,285	307,285
Federal Home Loan Bank and other borrowings	921,000	921,000	3,545,906	3,582,568

Note 5.	Securities Available for Sale

The amortized cost and estimated fair value of securities classified as available for sale at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:

Securities of U.S.
Government agencies and corporations	$2,000,000	$-	$(12,345)	$1,987,655

Mortgage-backed and related securities (1)	977,510	-	(8,067)	969,443

	$2,977,510	$-	$(20,412)	$2,957,098

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:

Securities of U.S.
Government agencies and corporations	$2,500,000	$-	$(54,550)	$2,445,450

Mortgage-backed and related securities (1)	494,841	-	(23,574)	471,267

	$2,994,841	$-	$(78,124)	$2,916,717

(1) Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

U.S. Government sponsored enterprises include entities such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

The securities have maturity dates of one to five years.

The Bank has pledged securities with carrying values of approximately $2,957,000 and $2,423,000 (which approximates market values) to secure deposits of public and private funds as of June 30, 2011 and December 31, 2010.

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model.  The Company conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Company does not have any securities that have been classified as other-than-temporarily-impaired at June 30, 2011.

Note 6.	Loans and Allowance for Loan Losses

A summary of the balances of loans follows:

	June 30,	December 31,
	2011	2010

Mortgage loans on real estate:
Residential 1-4 Family	$37,173,715	$37,907,120
Nonresidential & Multifamily	17,284,981	21,222,784
Construction and development	3,793,927	5,415,167
	58,252,623	64,545,071

Commercial loans	8,749,843	10,805,289

Consumer loans	1,201,136	1,365,175

Total loans	68,203,602	76,715,535

Less:
Estimated allowance for loan losses	(2,542,873)	(2,956,010)

Loans, net	$65,660,729	$73,759,525

An analysis of the allowance for loan losses follows:

	Six Months	Year Ended
	Ended June 30,	December 31,
	2011	2010

Balance, beginning	$2,956,010	$3,082,659
Provision for loan losses	2,134	1,382,685
Recoveries of loans previously charged-off	125,790	133,795
	3,083,934	4,599,139
Loans charged-off	541,061	1,643,129
Balance, ending	$2,542,873	$2,956,010

The following table details the changes in the allowance for loan losses during the six months ended June 30, 2011 by class of loans:

		Nonresidential	Construction
	Residential	and	and
	1-4 Family	Multifamily	Development	Commercial	Consumer	Unallocated	Total

Balance, beginning of period	$948,868	$460,801	$853,849	$651,319	$41,173	$-	$2,956,010
Charge-offs	(32,447)	(264,563)	(187,945)	(31,511)	(24,595)	-	(541,061)
Recoveries	13,278	937	20,539	79,793	11,243	-	125,790
Provision charged to operations	(153,465)	74,342	(138,530)	(8,675)	(10,475)	238,937	2,134

Balance, net of period	$776,234	$271,517	$547,913	$690,926	$17,346	$238,937	$2,542,873

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment are as follows:

	June 30, 2011
		Nonresidential	Construction
	Residential	and	and
	1-4 Family	Multifamily	Development	Commercial	Consumer	Unallocated	Total

Specified Reserves Impaired loans	$375,600	$45,000	$256,122	$625,687	$-	$-	$1,302,409

General Reserves	400,634	226,517	291,791	65,239	17,346	238,937	1,240,464

Total	$776,234	$271,517	$547,913	$690,926	$17,346	$238,937	$2,542,873

Loans individually evaluated for impairment:
With a valuation allowance	$3,022,136	$668,275	$553,428	$1,026,054	$-	$-	$5,269,893
Without a valuation allowance	3,396,622	3,606,926	374,989	174,512	15,281	-	7,568,330

Total loans individually evaluated for impairment	6,418,758	4,275,201	928,417	1,200,566	15,281	-	12,838,223
Loans collectively evaluated for impairment	30,754,957	13,009,780	2,865,510	7,549,277	1,185,855	-	55,365,379

Total	$37,173,715	$17,284,981	$3,793,927	$8,749,843	$1,201,136	$-	$68,203,602

Valuation allowance related to impaired loans	$375,600	$45,000	$256,122	$625,687	$-	$-	$1,302,409

Average investment in impaired loans	$5,679,804	$4,284,255	$951,171	$1,209,357	$7,294	$-	$12,131,881

Interest income recognized on impaired loans	$101,313	$73,474	$6,195	$6,193	$386	$-	$187,561

	December 31, 2010
		Nonresidential	Construction
	Residential	and	and
	1-4 Family	Multifamily	Development	Commercial	Consumer	Unallocated	Total

Specified Reserves Impaired loans	$198,774	$271,500	$422,771	$487,294	$-	$-	$1,380,339

General Reserves	750,094	189,301	431,078	164,025	41,173	-	1,575,671

Total	$948,868	$460,801	$853,849	$651,319	$41,173	$-	$2,956,010

Loans individually evaluated for impairment:
With a valuation allowance	$1,941,917	$2,063,412	$1,008,317	$801,583	$-	$-	$5,815,229
Without a valuation allowance	3,031,169	2,753,053	241,842	835,902	144,336	-	7,006,302

Total loans individually evaluated for impairment	4,973,086	4,816,465	1,250,159	1,637,485	144,336	-	12,821,531
Loans collectively evaluated for impairment	32,934,034	16,406,319	4,165,008	9,167,804	1,220,839	-	63,894,004

Total	$37,907,120	$21,222,784	$5,415,167	$10,805,289	$1,365,175	$-	$76,715,535

Valuation allowance related to impaired loans	$198,774	$271,500	$422,771	$487,294	$-	$-	$1,380,339

The following is a summary of information pertaining to average investment and interest income recognized on impaired loans as of December 31, 2010:

Average investment in impaired loans	$12,882,436
Interest income recognized on impaired loans	$291,023

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

The following is a summary of non-performing loans evaluated by class as follows:

	June 30,	December 31,
	2011	2010

Non Accrual Loans:
Residential 1-4 family	$4,512,909	$3,464,994
Nonresidential and multifamily	2,146,722	4,528,590
Construction and land development	738,571	1,080,586
Commercial	951,595	1,182,141
Consumer	7,293	13,383

Total	$8,357,090	$10,269,694

The following tables present an aged analysis of past due financing receivables as follows:

	June 30, 2011

		Past Due
	30-89 Days	90 Days
	Past Due and	Or More		Total	Current	Total
	Accruing	and Accruing	Non-Accrual	Past Due	Loans	Loans

Residential 1-4 family	$1,767,068	$524,387	$4,512,909	$6,804,364	$30,369,351	$37,173,715
Nonresidential and multifamily	1,062,753	-	2,146,722	3,209,475	14,075,506	17,284,981
Construction and land development	134,825	26,320	738,571	899,716	2,894,211	3,793,927
Commercial	919,207	49,752	951,595	1,920,554	6,829,289	8,749,843
Consumer	52,752	-	7,293	60,045	1,141,091	1,201,136

Total	$3,936,605	$600,459	$8,357,090	$12,894,154	$55,309,448	$68,203,602

	December 31, 2010
		Past Due
	30-89 Days	90 Days
	Past Due and	Or More		Total	Current	Total
	Accruing	and Accruing	Non-Accrual	Past Due	Loans	Loans

Residential 1-4 family	$1,757,199	$679,036	$3,464,994	$5,901,229	$32,005,891	$37,907,120
Nonresidential and multifamily	99,091	346,479	4,528,590	4,974,160	16,248,624	21,222,784
Construction and land development	207,985	362,251	1,080,586	1,650,822	3,764,345	5,415,167
Commercial	172,853	493,778	1,182,141	1,848,772	8,956,517	10,805,289
Consumer	31,403	14,077	13,383	58,863	1,306,312	1,365,175

Total	$2,268,531	$1,895,621	$10,269,694	$14,433,846	$62,281,689	$76,715,535

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

The following tables show the aggregate amount of our classified loans as follows:

	June 30, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$30,471,094	$283,863	$6,418,758	$-	$-	$37,173,715
Nonresidential and multifamily	11,808,351	1,201,429	4,275,201	-	-	17,284,981
Construction and development	2,451,624	413,886	928,417	-	-	3,793,927
Commercial	7,533,542	15,735	1,200,566	-	-	8,749,843
Consumer	1,185,855	-	15,281	-	-	1,201,136

Total	$53,450,466	$1,914,913	$12,838,223	$-	$-	$68,203,602

	December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$31,712,951	$723,775	$5,470,394	$-	$-	$37,907,120
Nonresidential and multifamily	16,230,470	-	4,992,314	-	-	21,222,784
Construction and development	4,007,095	157,913	1,250,159	-	-	5,415,167
Commercial	9,006,658	117,831	1,680,800	-	-	10,805,289
Consumer	1,340,535	8,620	16,020	-	-	1,365,175

Total	$62,297,709	$1,008,139	$13,409,687	$-	$-	$76,715,535

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

Recent Accounting Pronouncements

In January 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-01).  The FASB determined that certain provisions relating to troubled debt restructurings (“TDR”) should be deferred until additional guidance and clarification on the definition of a TDR is issued.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02).  ASU 2011-02 amends Accounting Standards Codification (“ASC”) Topic 310 — Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  ASU 2011-02 also makes disclosure requirements deferred under ASU 2011-01 effective for interim and annual periods beginning on or after June 15, 2011.  The Company is evaluating the effect, if any, the adoption of ASU 2011-02 will have on its consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03), intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations.  The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The Company is evaluating the effect, if any, the adoption of ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement.  A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements.  For many of requirements, the FASB does not intend to change the application of existing requirements under ASC Topic 820, Fair Value Measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company is evaluating the impact adoption of ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05), intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB.  The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Amendments under ASU 2011-05 for public entities should be applied retrospectively for fiscal years, and interim periods within those years, beginning December 15, 2011.  The Company is evaluating the impact adoption of ASU 2011-05 will have on its consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Forward-Looking Statements

Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws.  Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  The use of such words as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “attempt”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, “forecast,” and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  Factors that could cause actual results to differ materially from the results anticipated, but not guaranteed, in this Report, include those factors included in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) and include (without limitation) deterioration in the financial condition of borrowers resulting in significant increases in loan losses, and provisions for those losses, economic and social conditions, competition for loans, mortgages, and other financial services and products, results of regulatory examinations and/or efforts to comply with the requirements of regulatory proceedings, including the obligation to raise additional capital, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, and other risks that cannot be accurately quantified or completely identified.  Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period.  The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results.  The Company is unable to predict the types of circumstances, conditions and factors that can cause anticipated results to change.  The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changed or unanticipated events, circumstances or results.

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

Liquidity

At June 30, 2011, the Company had liquid assets of approximately $15.1 million in the form of cash, federal funds sold and securities available for sale compared to approximately $14.2 million at December 31, 2010.  Management believes that the liquid assets are adequate at June 30, 2011. Additional liquidity should be provided by loan repayments; however, the restrictions on the Bank’s ability to accept, rollover, or renew brokered deposits and the rates that the Bank may pay on other deposits may negatively impact the Bank’s ability to grow or retain its deposits.   The Company also has the ability to purchase federal funds.

Results of Operations

The Company had a net loss of $(631,736) or $(.27) per common share for the quarter ended June 30, 2011, compared to a net loss of $(223,248) or $(.09) per common share for the quarter ended June 30, 2010.  The Company had a net loss for the six months ended June 30, 2011, of $(913,621) as compared to a net loss of $(1,322,052) for the same period in 2010. During the quarter ended June 30, 2011, the Company recorded a benefit from loan losses of $(2,126) as compared to a provision of $8,734 for the same period in 2010.

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Interest income for the quarter ended June 30, 2011 was $939,663 compared to $1,403,075 for the same period in 2010, and total interest expense was $311,728 in 2011 compared to $490,704 in 2010 for the same period.  Interest income for the six months ended June 30, 2011 was $1,929,448, compared to $2,779,098 for the same period in 2010, and total interest expense was $655,833 for the six months ended June 30, 2011 compared to $1,046,539 in 2010 for the same period.  Net interest income before provision for loan losses decreased by $284,436 and $458,944 for the three and six months ended June 30, 2011, respectively, compared to the comparable periods in 2010.  Net interest margin was 3.06% for the first six months of 2011 compared to 3.47% for the comparable period in 2010, or a 41 basis point decrease. The net change in the net interest margin was a result of the net decrease in the yield on interest-earning assets compared to the decrease in the rate paid on interest-bearing liabilities, which is attributable to the impact from increasing levels of nonperforming loans in conjunction with the extended low interest rate environment.  Further, net interest income was negatively impacted as the Company continued to reduce its loan portfolio at a faster pace than the reduction in deposits.  Based on the Company’s mix of interest earning assets and interest bearing liabilities, management believes there will continue to be downward pressure on net interest income/margin for the remainder of 2011.

Provision for (Benefit from) Loan Losses

The provision for (benefit from) loan losses represents a charge to (recovery from) operations necessary to establish an allowance for possible loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The (benefit from)/  provision for loan losses for the three month and six month periods ended June 30, 2011, was $(2,126) and $2,134, respectively, as compared to $8,734 and $847,901 for the three month and six month periods ended June 30, 2010.  During the three and six months ended June 30, 2011, loan charge-offs were $220,356 and $541,061, respectively, compared to $53,982 and $1,388,316 for the comparable periods in 2010.  The recoveries for the three and six month periods ended June 30, 2011, were $104,679 and $125,790, respectively, compared to $8,110 and $35,822 for the comparable periods in 2010.  Loans individually evaluated for impairment have remained relatively flat for the six month period ended June 30, 2011; however, loans collectively evaluated for impairment have decreased approximately $8,529,000 for the six month period ended June 30, 2011, resulting in a decline in the provision for loan losses.  However, the Company’s construction and development loan portfolio continues to experience weakness due to continuing decreased real estate sales in the Company’s markets, particularly the Blount County market, which has led to falling appraisal values of the collateral which secures the Company’s construction and development loan portfolio.  The Company’s collateral, for substantially all construction and development loans, is its primary source of repayment and as the value of the collateral deteriorates, ultimate repayment by the borrower becomes increasingly unlikely. The allowance for loan losses was $2,542,873 at June 30, 2011, as compared to $2,956,010 at December 31, 2010, a decrease of 14.0%.  Reflecting reductions in the loan balances, the allowance for loan losses was approximately 3.7% of loans at June 30, 2011 as compared to 3.7% at March 31, 2011 and 3.9% at December 31, 2010.

Management feels that the allowance for loan losses is adequate at June 30, 2011.  However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, or changes in the circumstances of particular borrowers.  Management intends to continue to pursue aggressive strategies for problem loan resolution, and is committed to maintain loan loss reserves at levels sufficient to absorb losses recognized in the pursuit of this strategy.

Provision for/Benefit from Income Taxes

The Company had no expense or benefit from income taxes for the three and six months ended June 30, 2011, or for the three and six months ended June 30, 2010. The tax benefit created by the net loss during the quarter was offset by additional deferred tax asset valuation. For additional information regarding the Company’s deferred tax asset valuation, please see the Company’s Form 10-K.

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for the three and six months ended June 30, 2011, was $86,858 and $166,938, respectively, compared to $143,507 and $263,482 for the same periods in 2010.  Service charges on deposit accounts decreased $25,155 and $42,453 for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Most of the decrease was related to declines in NSF and overdraft fees.  In addition, a reduction in NSF charges has been noted nationwide as a result of the continuing economic weakness and reduced consumer spending.  These fees are primarily activity driven and relate to transaction based checking accounts.  The Bank also noted a decline in checking account customers when comparing the first and second quarters of 2011 to the same periods in 2010, and a corresponding decrease in NSF and overdraft transactions during the first and second quarters of 2011 when compared to the same periods in 2010.  Fees from origination of mortgage loans sold decreased for the three and six months ended June 30, 2011 by $4,797 and $2,765, respectively, when compared to the same periods in 2010 reflecting fewer mortgage loan originations in 2011. The decreases in other noninterest income for the three and six months ended June 30, 2011, when compared to the same periods in 2010 were due to a decline in earnings on bank owned life insurance.

Noninterest Expense

Noninterest expenses totaled $1,348,655 and $2,352,040 for the three and six months ended June 30, 2011, as compared to $1,270,392 and $2,470,192 for the same periods in 2010.   Salaries and benefits increased $61,926 and $24,143 for the three and six months ended June 30, 2011, as compared to the same periods in 2010.  The increase in salaries and benefits for the three and six months ended June 30, 2011 is due to the hiring in August 2010 of a senior level executive. Legal and professional fees increased $51,915 and $39,643 for the three and six months ended June 30, 2011, as compared to the same periods in 2010.  Legal and professional fees have increased as the Bank continues to incur legal expenses related to the Cease and Desist order issued by the FDIC during 2009 as well as legal fees associated with foreclosure transactions.  Depository insurance expense was $103,845 and $209,355 for the three and six month periods ended June 30, 2011, a decrease of $13,822 and $31,659, respectively, when compared to the same periods in 2010.  Foreclosed real estate expense was $273,541 and $381,079 for the three and six month periods ended June 30, 2011, a decrease of $46,309 and $150,052, respectively, when compared to the same periods in 2010.  Foreclosed real estate expense is composed of three types of charges: maintenance costs, valuation adjustments based on new appraisal values and gains or losses on disposition.  The majority of the decrease in foreclosed real estate expense is related to a decrease in losses incurred in the disposition of foreclosed property.  At June 30, 2011, the Company had $7.2 million in foreclosed assets compared to $3.9 million at December 31, 2010.  The Company anticipates that foreclosed real estate charges will remain at elevated levels throughout 2011 as it anticipates that balances of foreclosed assets will remain at elevated levels for the remainder of 2011.

Financial Condition

Total assets at June 30, 2011, were $95,807,090, a decrease of $4,281,876 or 4.3% compared to 2010 year-end assets of $100,088,966.  Deposits decreased to $92,642,918 at June 30, 2011, a decrease of $1,011,401 or 1.1% from $93,654,319 at December 31, 2010.  Premises and equipment decreased to $4,695,252 at June 30, 2011 a decrease of $111,948, or 2.3%, from $4,807,200 at December 31, 2010, primarily as a result of minimal fixed asset purchases coupled with normal depreciation charges.  Other significant changes noted as of June 30, 2011 when compared to December 31, 2010 relate to foreclosed assets which increased by $3,278,906 or 84.4% to $7,164,302 at June 30, 2011 compared to $3,885,396 at December 31, 2010.  The Company anticipates that foreclosed assets and related charges will remain at elevated levels throughout 2011.

The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below.

Loans

Net loans outstanding totaled $65,660,729 at June 30, 2011 compared to $73,759,525 at December 31, 2010, a decrease of $8,098,796 or 11.0%. The decrease in loan volume is largely attributable to management’s strategy to decrease concentrations in certain loan types, particularly residential real estate construction and development loans, and the movement of $3,768,740 to foreclosed assets.  Management is monitoring the portfolio closely and believes it has identified and properly reserved for all major problem credits in the portfolio.  In the event that a loan is ninety days or more past due, the accrual of income is generally discontinued when the full collection of principal and interest is in doubt unless the obligations are both well secured and in the process of collection.  At June 30, 2011 there was $8,357,090 in loans not accruing interest as compared to $10,269,694 at December 31, 2010. Although reduced from December 31, 2010 levels as a result of some of these loans being foreclosed on and transferred to foreclosed assets, the level of nonaccrual loans remains elevated over historical levels as a result of the continued weakened real estate market in the Company’s market areas, particularly its Blount County market.  Within this segment of the loan portfolio, the Company makes loans to home builders and developers and sub-dividers of land.  These borrowers have experienced stress due to a combination of declining residential real estate demand and resulting price and collateral value declines.  Further, housing starts in the Company’s market areas continue to lag historical levels.

The following is a summary of information pertaining to impaired loans:

	June 30,	December 31,
	2011	2010

Impaired loans without a specific valuation allowance	$7,568,330	$7,006,302
Impaired loans with a specific valuation allowance	5,269,893	5,815,229
Total specifically evaluated impaired loans	$12,838,223	$12,821,531
Specific valuation allowance related to impaired loans	$1,302,409	$1,380,339

In addition to the specifically evaluated impaired loans above, the Bank collectively evaluates large groups of smaller balance homogeneous loans for impairment.  Loans collectively evaluated for impairment, with a classification of special mention, substandard and doubtful, as of June 30, 2011 and December 31, 2010 were $2,017,127 and $634,001, respectively.  The Bank has reserved $110,405 and $69,621 related to these loans as of June 30, 2011 and December 31, 2010, respectively.

There are no commitments to lend additional funds to any of the impaired borrowers.

As of June 30, 2011, the Company has identified loans aggregating $14,855,350 as being impaired, of which $8,357,090 are non-performing as it relates to payment of interest.  The increase in impaired loans between June 30, 2011 and December 31, 2010, was primarily related to additional, smaller balance homogenous loans classified as special mention, substandard and doubtful being identified during the six month period ended June 30, 2011.  This increase is the result of continued weakness in the residential and commercial real estate markets in the Company’s market areas as well as the impact of continued high unemployment levels in those areas.  Within the residential and commercial real estate segment of the portfolio, the Company makes loans to, among other borrowers, home builders and developers of land.  These borrowers have experienced stress during the current economic climate due to a combination of declining demand for residential real estate and the resulting price and collateral value declines.  In addition, housing starts in the Company’s market areas continue to lag historical levels.  Continuation of the current challenging economic environment will likely cause the Company’s real estate construction and land development loans to continue to underperform and such underperformance, along with continued stress on individual borrowers, particularly those impacted by the elevated unemployment rates in the Greene and Blount County markets, has resulted, and may continue to result, in increased levels of impaired loans which may negatively impact the Company’s results of operations.

Nonperforming Assets

At June 30, 2011, the Company had $15.6 million in nonperforming assets compared to $14.2 million at December 31, 2010.  Included in nonperforming assets at June 30, 2011, were $8.4 million in nonperforming loans and $7.2 million in foreclosed assets.  The continued elevated levels of nonperforming asset balances that the Company continues to experience is primarily related to a weakened residential real estate market in the Company’s primary markets.  Home builders and developers and sub-dividers of land have continued to experience stress due to a combination of declining residential demand for new housing and resulting price and collateral value declines in the Company’s market areas.  The Company believes that its nonperforming asset levels will remain elevated throughout the remainder of 2011 as it works diligently to remediate these assets.

Restricted Equity Investments

Federal Home Loan Bank (“FHLB”) stock at June 30, 2011, had an amortized cost and market value of $296,500 and remained unchanged from December 31, 2010.   As a member of the FHLB, the Company is required to maintain stock in an amount equal to .15% of total assets.  Federal Home Loan Bank stock is carried at cost.  Federal Home Loan Bank stock is maintained by the Company at par value of one hundred dollars per share.

Securities Available for Sale

Securities have been classified in the balance sheet according to management’s intent as securities available for sale.  The amortized cost and approximate fair value of securities at June 30, 2011, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:

Securities of U.S. Government agencies and corporations	$2,000,000	$-	$(12,345)	$1,987,655
Mortgage-backed and related securities	977,510	-	(8,067)	969,443

	$2,977,510	$-	$(20,412)	$2,957,098

At June 30, 2011, securities with a carrying value of approximately $2,957,000 were pledged to secure deposits of public and private funds and a federal funds line of credit.

Deposits and Other Funding

Total deposits, which are the principal source of funds for the Company, were $92,642,918 at June 30, 2011, compared to $93,654,319 at December 31, 2010, representing a decrease of 1.1%.  The Company has targeted local consumers, professional and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers.   At June 30, 2011 the Company had no outstanding advances at the Federal Home Loan Bank compared with $2,624,906 at December 31, 2010 At June 30, 2011 and December 31, 2010, the Company also had $900,000 and $1,000,000, respectively, in short-term borrowings from Jefferson Federal Bank which matured on February 28, 2011 and is secured by 100% of the Bank’s common stock.   Because the loan is now in default, the lender could foreclose on its collateral, the stock of the Bank, and accordingly acquire the Bank at any time.  A demand letter of payment dated July 14, 2011, has been received by the Bank.  Further, there are $21,000 in loans due to two directors and one former director that are due on demand.

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

Capital and Regulatory Matters

Equity capital at June 30, 2011 was $1,264,838 a decrease of $878,006 from $2,142,844 at December 31, 2010, due to a net loss of $913,621, offset in part by a decrease in the unrealized holding losses on available for sale securities of $35,615.

Pursuant to the terms of the Cease and Desist Order (the “Order”) that the Bank entered into with the FDIC during the second quarter of 2009, as more fully described below, the Bank is required to develop and implement a capital plan that increases the Bank’s Tier 1 capital ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio to 8%, 10% and 11%, respectively.  The Bank has submitted numerous capital plans to the FDIC and the Tennessee Department of Financial Institutions (the “TDFI”) since the Order was issued and none of those have been accepted.  The most recent capital restoration plan proposed by the Bank was submitted to the FDIC and TDFI for approval on May 12, 2011, and following receipt of any comments to the plan from the FDIC or TDFI, the Bank must immediately initiate measures to effect compliance with the capital plan within 30 days after the FDIC and the TDFI respond to the capital plan.

As a result of the Bank’s capital ratios falling below minimum regulatory amounts, the Bank is considered “significantly undercapitalized” and it is subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which among other things: (i) restricts payment of capital distributions and management fees; (ii) requires that the FDIC monitor the condition of the Bank; (iii) requires submission of a capital restoration plan within 45 days; (iv) restricts the growth of the Bank’s assets; and (v) requires prior approval of certain expansion proposals, many of which restrictions or obligations, including the requirement to submit a capital restoration plan, the Bank was already subject to as a result of the Order.

In order to secure the approval of the FDIC of the Bank’s capital plan each time the Bank submits such plan (with the latest submission being on May 12, 2011), the Company execute a Capital Maintenance Commitment and Guaranty (the “Commitment”) with the FDIC, which remains subject to the FDIC’s approval and execution.  Pursuant to the Commitment, the Company will be required to provide the FDIC assurance in the form of a financial commitment and guaranty that the Bank will comply with the Bank’s capital restoration plan until the Bank has been adequately capitalized on average during each of four consecutive quarters and, in the event the Bank fails to so comply, to pay to the Bank the lesser of five percent of the Bank’s total assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all capital standards applicable to the Bank at the time it failed to comply.

In August 2010, the FDIC notified the Bank that, due to the Bank’s “significantly undercapitalized” status, it intended to issue the Bank a prompt corrective action directive requiring the Bank to submit an acceptable capital restoration plan on or before August 31, 2010, providing that, among other things, at a minimum the Bank shall restore and maintain its capital to the level of “adequately capitalized.”  This directive was issued on August 17, 2010.  In the event that the Bank does not increase its Tier 1 capital in accordance with the requirements of this directive, the Bank will be required under the directive to take any necessary action to result in the Bank’s acquisition by another depository institution holding company or merge with another insured depository institution.  Numerous capital restoration plans have been submitted, however none of these plans have yet been accepted by the FDIC. A revised plan has been submitted and the Company will be required to guarantee this capital restoration plan submitted pursuant to the directive to the same extent described in the immediately preceding paragraph. In our most recent capital restoration plan, we have stated that our primary focus regarding improving our capital is on the sale or merger of our Company or the Bank. Secondarily, we are trying to raise sufficient amounts of capital necessary to capitalize the Bank at or above those levels required in the Order. If we are unable to find a merger partner or anyone to buy us, and we are also unable to raise sufficient capital to meet the capital commitments the Bank has made to the TDFI and the FDIC, we may be closed by the FDIC.  The directive also imposes certain limitations on the Bank’s operations, many of which the Bank is already subject to under the terms of the Order or as a result of the Bank falling below “adequately capitalized” at June 30, 2009, including limitations on the Bank’s ability to pay dividends, to pay management fees to the Company, to grow the Bank’s asset base, to make acquisitions, establish new branches or engage in new lines of business, to pay board and committee fees, to accept, renew or rollover brokered deposits and to pay interest rates on deposits above prescribed national rates.  The terms of the directive require that the directive shall remain effective until the Bank has been “adequately capitalized” on average for four consecutive quarters.

The Bank and the Company are currently evaluating their respective capital options and the Company is actively seeking another company with which to merge or by which to be acquired.

At June 30, 2011 the Bank’s required minimum ratios were less than the required regulatory minimum ratios. The Bank, accordingly, now falls within the category of “significantly undercapitalized” within the FDIC’s prompt corrective action provisions. In addition to the limitations on the Bank’s activities mandated by the Order and the prompt corrective action directive, the Bank, because it is significantly undercapitalized, is also now subject to determinations by the FDIC to require the Bank to be recapitalized, to restrict transactions with affiliates, and restrict interest paid on deposits. The Bank’s actual capital ratios at June 30, 2011 and required ratios under the Order, follow:

	Required Minimum Ratio	To be Well Capitalized	Requirements Under the Order	Bank

Tier 1 Leverage ratio	4.00%	5.00%	8.00%	2.32%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.00%	3.09%
Total risk-based capital ratio	8.00%	10.00%	11.00%	4.36%

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

At June 30, 2011, approximately 62% of the Company’s gross loans had adjustable rates.  Based on the asset/liability modeling, management believes that these loans reprice at a faster pace than liabilities held by the Company.  Because the majority of the Company’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin.  Floors in the majority of the Company’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.  However, there is increasing pressure to adjust the floor rates downward in the adjustable rate portfolio as customers become more cost conscious and competition becomes more aggressive.

Off-Balance Sheet Arrangements

At June 30, 2011, the Company had outstanding unused lines of credit and standby letters of credit that totaled approximately $6,222,000.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate federal funds sold or, on a short-term basis, to purchase federal funds from another bank and to borrow from the Federal Home Loan Bank.  At June 30, 2011, the Company had established with a correspondent bank the ability to purchase federal funds if needed.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth on pages 21 through 30 of Item 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, is incorporated herein by reference.

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

b)	Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

At June 30, 2011, the Company and the Bank were defendants in a complaint filed in the Blount County Chancery Court on May 19, 2009 by Robert A. Clemmer and Richard A Pearson.  The plaintiffs have alleged breach of contract, promissory estoppels and negligent misrepresentation relating to commitments to fund various loans to certain plaintiffs.  The plaintiffs are seeking compensatory damages of $3,600,000, punitive damages of $14,400,000 and treble damages.  The case is in the discovery phase and the Company’s legal counsel is not able to provide an assessment regarding the potential outcome of the case or an estimate, or range of estimates, of potential damages; therefore, the Bank has not accrued a liability with respect to this lawsuit.  The Company and the Bank have aggregate insurance coverage of $3,000,000 which management believes is adequate to cover potential awards.  Further, management believes they have strong defenses to all claims and intends to vigorously defend this lawsuit.

At June 30, 2011, the Company and the Bank were also defendants in a complaint filed in the Blount County Circuit Court on August 20, 2010 by Billy R. Clemmer, Jennifer Clemmer and BRC Construction Inc.  The plaintiffs have alleged breach of contract, negligent misrepresentation, intentional misrepresentation and violations of the Tennessee Consumer Protection Act relating to a commitment to fund a loan to the plaintiffs.  The plaintiffs are seeking compensatory damages of $500,000, punitive damages of $1,000,000 and treble damages.  The case is in the discovery phase and the Company’s legal counsel is not able to provide an assessment regarding the potential outcome of the case or an estimate, or range of estimates, of potential damages; therefore, the Bank has not accrued a liability with respect to this lawsuit.  The Company and the Bank have aggregate insurance coverage of $3,000,000 which management believes is adequate to cover potential awards.  Further, management believes they have strong defenses to all claims and intends to vigorously defend this lawsuit.

Item 1A.   RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	No repurchases of Company securities were made during the quarter ended June 30, 2011.

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

AMERICAN PATRIOT FINANCIAL GROUP, INC.
(Registrant)

DATE:	August 15, 2011	/s/ James Randal Hall
James Randal Hall
Chief Executive Officer

DATE:	August 15, 2011	/s/ T. Don Waddell
T. Don Waddell
Chief Financial Officer