Form 10-Q
period 2011-09-30
American Patriot Financial Group, Inc.
filed 2011-11-14
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, there were 2,389,391 shares of common stock, $0.333 par value, issued and outstanding.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED BALANCE SHEETS

Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements
	As of	As of
	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and due from banks	$1,429,026	$1,499,054
Federal funds sold	2,511,095	1,609,482
Interest-bearing deposits in banks	8,913,185	8,182,239
Cash and cash equivalents	12,853,306	11,290,775
Securities available for sale	2,985,605	2,916,717
Federal Home Loan Bank stock, at cost	296,500	296,500
Loans, net of allowance for loan losses of $2,101,258 in 2011 and $2,956,010 in 2010	60,842,336	73,759,525
Premises and equipment, net	4,695,194	4,807,200
Accrued interest receivable	188,164	358,298
Deferred tax assets, net	-	29,912
Foreclosed assets	9,793,180	3,885,396
Cash surrender value of bank owned life insurance	2,591,834	2,570,228
Other assets	179,184	174,415
Total Assets	$94,425,303	$100,088,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$5,119,883	$5,275,302
Interest-bearing
Money market, interest checking and savings	24,343,439	23,056,505
Time deposits	61,891,525	65,322,512
Total Deposits	91,354,847	93,654,319
Accrued interest payable	261,827	307,285
Other liabilities	676,112	438,612
Federal Home Loan Bank and other borrowings	921,000	3,545,906
Total Liabilities	93,213,786	97,946,122

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000shares; issued and outstanding 207 shares at September 30, 2011 and December 31, 2010	185,147	174,220
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,389,391shares at September 30, 2011 and December 31, 2010	796,337	796,337
Additional paid-in capital	7,167,260	7,167,260
Retained deficit	(6,954,300)	(5,946,761)
Accumulated other comprehensive income	17,073	(48,212)
Total Stockholders’ Equity	1,211,517	2,142,844
Total Liabilities and Stockholders’ Equity	$94,425,303	$100,088,966

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Interest and dividend income:
Loans, including fees	$2,913,873	$3,969,548
Investment securities	44,237	37,938
Dividends on Federal Home Loan Bank stock	9,610	9,979
Federal funds sold and other	52,016	21,769
Total interest and dividend income	3,019,736	4,039,234

Interest expense:
Deposits	841,802	1,346,834
Borrowed funds	89,983	156,209
Total interest expense	931,785	1,503,043
Net interest income before provision for loan losses	2,087,951	2,536,191

Provision for loan losses	11,549	1,141,080
Net interest income after provision for loan losses	2,076,402	1,395,111

Noninterest income:
Service charges on deposit accounts	229,637	281,641
Fees from origination of mortgage loans sold	6,483	14,472
Other	34,901	560,057
Total noninterest income	271,021	856,170

Noninterest expense:
Salaries and employee benefits	1,178,129	1,110,743
Occupancy	429,249	431,674
Advertising	9,800	14,806
Data processing	230,396	232,294
Legal and professional	387,648	423,454
Depository insurance	273,373	352,890
Foreclosed real estate, net	467,860	704,560
Other operating	367,580	361,990
Total noninterest expense	3,344,035	3,632,411

Net loss before income taxes	(996,612)	(1,381,130)

Income tax benefit	-	-

Net loss	$(996,612)	$(1,381,130)
Preferred stock dividend	9,281	6,073
Accretion on preferred stock dividend	10,927	7,285

Net Loss to Common Shareholders	$(1,016,820)	$(1,394,488)

Basic net loss per common share	$(.43)	$(.58)
Diluted net loss per common share	$(.43)	$(.58)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30, 2011	September 30, 2010
Interest and dividend income:
Loans, including fees	$1,056,755	$1,235,537
Investment securities	14,919	13,193
Dividends on Federal Home Loan Bank stock	2,957	3,326
Federal funds sold and other	15,657	8,080
Total interest and dividend income	1,090,288	1,260,136

Interest expense:
Deposits	258,907	396,490
Borrowed funds	17,045	60,014
Total interest expense	275,952	456,504
Net interest income before provision for loan losses	814,336	803,632

Provision for loan losses	9,415	293,179
Net interest income after provision for loan losses	804,921	510,453

Noninterest income:
Service charges on deposit accounts	78,158	87,709
Fees from origination of mortgage loans sold	-	5,224
Other	25,925	499,755
Total noninterest income	104,083	592,688

Noninterest expense:
Salaries and employee benefits	399,316	356,073
Occupancy	135,506	143,502
Advertising	1,722	4,233
Data processing	73,422	71,802
Legal and professional	94,931	170,380
Depository insurance	64,018	111,876
Foreclosed real estate, net	86,781	173,429
Other operating	136,299	130,924
Total noninterest expense	991,995	1,162,219

Net loss before income taxes	(82,991)	(59,078)

Income tax benefit	-	-

Net loss	$(82,991)	$(59,078)
Preferred stock dividend	3,106	2,889
Accretion on preferred stock dividend	3,642	3,642

Net Loss to Common Shareholders	$(89,739)	$(65,609)

Basic net loss per common share	$(.04)	$(.03)
Diluted net loss per common share	$(.04)	$(.03)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
Nine Months Ended September 30, 2011

						Accumulated
				Additional		Other
	Comprehensive	Preferred	Common	Paid-In	Retained	Comprehensive
	Loss	Stock	Stock	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2010		$174,220	$796,337	$7,167,260	$(5,946,761)	$(48,212)	$2,142,844

Comprehensive loss:
Net loss	$(996,612)	-	-	-	(996,612)	-	(996,612)
Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale, net of tax effect of $40,508	65,285	-	-	-	-	65,285	65,285

Total comprehensive loss	$(931,327)

Accretion of discount on preferred stock -Series A		10,927	-	-	(10,927)	-	-

Balance, September 30, 2011		$185,147	$796,337	$7,167,260	$(6,954,300)	$17,073	$1,211,517

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(996,612)	$(1,381,130)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	11,549	1,141,080
Depreciation	183,766	201,605
Write-down of foreclosed assets	294,793	187,824
Realized loss on sales of foreclosed assets	30,076	112,513
Increase in cash surrender value of bank owned life insurance	(21,606)	(79,234)
Net change in:
Accrued interest receivable	170,134	(141,401)
Other assets	(4,913)	412,643
Other liabilities	226,905	60,851
Accrued interest payable	(45,458)	(314,745)

Net cash (used in) provided by operating activities	(151,366)	200,006

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(2,496,124)	(500,000)
Maturities, prepayments and calls	2,533,172	1,000,000
Proceeds from sale of foreclosed assets	457,565	881,875
Loan originations and principal collections, net	6,215,422	11,128,551
Additions to premises and equipment	(71,760)	(14,846)

Net cash provided by investing activities	6,638,275	12,495,580

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in non-time deposits	1,131,515	(4,418,457)
Net change in time deposits	(3,430,987)	(6,731,459)
Issuance of stock	-	148,294
Repayments of other borrowings	-	(107,000)
Federal Home Loan Bank repayments	(2,624,906)	(1,860,243)

Net cash used in financing activities	(4,924,378)	(12,968,865)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY
Greeneville, Tennessee
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010

Net change in cash and cash equivalents	$1,562,531	$(273,279)

Cash and cash equivalents at beginning of period	11,290,775	10,214,016

Cash and cash equivalents at end of period	$12,853,306	$9,940,737

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$977,243	$1,817,788

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Loans moved to foreclosed/repossessed assets	$6,690,218	$2,055,695

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Certain amounts from prior period financial statements have been reclassified to conform to current period’s presentation.

Preferred Stock Issuance:

In accordance with its charter, the Company has authorized and is offering and issuing up to 5,000 shares of series A Preferred Stock (preferred stock) at a price of $1,000 per share.  The preferred stock will accrue cumulative dividends at a rate of 6% per annum.  Dividends will be payable quarterly in arrears.  However, the Bank and Company are currently prohibited from paying dividends.  The shares have a liquidation preference of $1,000 per share.  The shares may be converted to common stock after three years at a $5.00 per share conversion rate.  The preferred stock is redeemable only at the option of the Company, subject to regulatory approval, after the third anniversary date of the investment at 100% of the issuance price of $1,000 per share plus any accrued and unpaid dividends.  The preferred stock ranks senior to the Company's common stock, and no dividends on common stock may be declared or paid until all accrued and unpaid dividends for all past dividend periods have been paid on the preferred stock.  The preferred stock is non-voting, other than certain class voting rights. No shares of preferred stock have been issued for the nine months ended September 30, 2011.

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

No options were granted during the nine months ended September 30, 2011, and no compensation cost related to options is recognized in the consolidated statements of operations for the nine months ended September 30, 2011 or 2010.  No intrinsic value exists at September 30, 2011, as the market price of the Company's common stock of $1.50 per common share is below the exercise price of the outstanding options.

Note 3.	Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share (EPS) of common stock is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares and potential dilutive common shares outstanding during the period.  Stock options are regarded as potential common shares.  Potential common shares are computed using the treasury stock method.  For the three and nine months ended September 30, 2011, 15,550 options are excluded from the effect of dilutive securities because they are anti-dilutive; 31,650 options are similarly excluded from the effect of dilutive securities for the three and nine months ended September 30, 2010.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per share computations for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011		2010
	Income (Loss)	Shares	Income (Loss)	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income (loss) available to common stockholders	$(89,739)	2,389,391	$(65,609)	2,389,391

Effect of dilutive securities Stock options outstanding	-	-	-	-

Diluted EPS
Income (loss) available to common shareholders plus assumed conversions	$(89,739)	2,389,391	$(65,609)	2,389,391

	Nine Months Ended September 30,
	2011		2010
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income (loss) available to common stockholders	$(1,016,820)	2,389,391	$(1,394,488)	2,389,391

Effect of dilutive securities Stock options outstanding	-	-	-	-

Diluted EPS
Income (loss) available to common shareholders plus assumed conversions	$(1,016,820)	2,389,391	$(1,394,488)	2,389,391

Note 4.	Fair Value Disclosures

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.  There have been no changes in the methodologies used at September 30, 2011 and December 31, 2010.

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2011, substantially all impaired loans were evaluated based on the fair value of collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
Securities of U.S.
Government agencies and corporations	$1,996,630	$-	$1,996,630	$-
Mortgage-backed securities	988,975	-	988,975	-

	$2,985,605	$-	$2,985,605	$-

Cash surrender value of life insurance	$2,591,834	$-	$2,591,834	$-

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
Securities of U.S.
Government agencies and corporations	$2,445,450	$-	$2,445,450	$-
Mortgage-backed securities	471,267	-	471,267	-

	$2,916,717	$-	$2,916,717	$-

Cash surrender value of life insurance	$2,570,228	$-	$2,570,228	$-

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

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,270,990	$-	$1,270,990	$-
Foreclosed real estate	9,793,180	-	9,793,180	-

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,434,890	$-	$4,434,890	$-
Foreclosed real estate	3,885,396	-	3,498,552	386,844

Impaired loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at September 30, 2011.

The carrying amount and estimated fair value of the Company's financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and cash equivalents	$12,853,306	$12,853,306	$11,290,775	$11,290,775
Securities available for sale	2,985,605	2,985,605	2,916,717	2,916,717
Federal Home Loan Bank stock	296,500	296,500	296,500	296,500
Loans, net	60,842,336	60,943,741	73,759,525	73,740,093
Accrued interest receivable	188,164	188,164	358,298	358,298
Cash surrender value of life insurance	2,591,834	2,591,834	2,570,228	2,570,228

Financial Liabilities:
Deposits	91,354,847	91,488,083	93,654,319	93,842,636
Accrued interest payable	261,827	261,827	307,285	307,285
Federal Home Loan Bank and other borrowings	921,000	921,000	3,545,906	3,582,568

Note 5.	Securities Available for Sale

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:

Securities of U.S.
Government agencies and corporations	$2,000,000	$1,540	$(4,910)	$1,996,630

Mortgage-backed and related securities (1)	957,937	31,038	-	988,975

	$2,957,937	$32,578	$(4,910)	$2,985,605

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:

Securities of U.S.
Government agencies and corporations	$2,500,000	$-	$(54,550)	$2,445,450

Mortgage-backed and related securities (1)	494,841	-	(23,574)	471,267

	$2,994,841	$-	$(78,124)	$2,916,717

 (1) Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

U.S. Government sponsored enterprises include entities such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

The securities have maturity dates of five to twenty-eight years.

The Bank has pledged securities with carrying values of approximately $2,986,000 and $2,423,000 (which approximates market values) to secure deposits of public and private funds as of September 30, 2011 and December 31, 2010.

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model.  The Company conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Company does not have any securities that have been classified as other-than-temporarily-impaired at September  30, 2011.

Note 6.	Loans and Allowance for Loan Losses

A summary of the balances of loans follows:

	September 30,	December 31,
	2011	2010

Mortgage loans on real estate:
Residential 1-4 Family	$33,634,049	$37,907,120
Nonresidential & Multifamily	16,300,972	21,222,784
Construction and development	3,134,919	5,415,167
	53,069,940	64,545,071

Commercial loans	8,692,202	10,805,289

Consumer loans	1,181,452	1,365,175

Total loans	62,943,594	76,715,535

Less:
Estimated allowance for loan losses	(2,101,258)	(2,956,010)

Loans, net	$60,842,336	$73,759,525

An analysis of the allowance for loan losses follows:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2011	2010

Balance, beginning	$2,956,010	$3,082,659
Provision for loan losses	11,549	1,382,685
Recoveries of loans previously charged-off	116,787	133,795

	3,084,346	4,599,139
Loans charged-off	983,088	1,643,129

Balance, ending	$2,101,258	$2,956,010

The following table details the changes in the allowance for loan losses during the nine months ended September 30, 2011 by class of loans:

	Residential	Nonresidential and	Construction and
	1-4 Family	Multifamily	Development	Commercial	Consumer	Unallocated	Total

Balance, beginning of period	$948,868	$460,801	$853,849	$651,319	$41,173	$-	$2,956,010
Charge-offs	(183,547)	(288,512)	(446,873)	(31,511)	(32,645)	-	(983,088)
Recoveries	14,956	937	980	80,993	18,921	-	116,787
Provision charged to operations	43,969	(47,315)	46,039	(234,564)	(6,018)	209,438	11,549

Balance, net of period	$824,246	$125,911	$453,995	$466,237	$21,431	$209,438	$2,101,258

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment are as follows:

	September 30, 2011
		Nonresidential	Construction
	Residential	and	and
	1-4 Family	Multifamily	Development	Commercial	Consumer	Unallocated	Total

Specified Reserves Impaired loans	$335,562	$-	$29,000	$449,084	$-	$-	$813,646

General Reserves	488,684	125,911	424,995	17,153	21,431	209,438	1,287,612

Total	$824,246	$125,911	$453,995	$466,237	$21,431	$209,438	$2,101,258

Loans individually evaluated for impairment:

With a valuation allowance	$1,225,424	$-	$105,128	$754,084	$-	$-	$2,084,636
Without a valuation
allowance	1,936,089	3,711,476	186,964	80,910	15,432	-	5,930,871

Total loans individually evaluated for impairment	3,161,513	3,711,476	292,092	834,994	15,432	-	8,015,507
Loans collectively evaluated for impairment	30,472,536	12,589,496	2,842,827	7,857,208	1,166,020	-	54,928,087

Total	$33,634,049	$16,300,972	$3,134,919	$8,692,202	$1,181,452	$-	$62,943,594

Valuation allowance related to impaired loans	$335,562	$-	$29,000	$449,084	$-	$-	$813,646

Average investment in impaired loans	$3,236,746	$3,726,792	$347,447	$881,736	$15,548	$-	$8,208,269

Interest income recognized on impaired loans	$83,698	$100,547	$9,041	$1,673	$593	$-	$195,552

	December 31, 2010
		Nonresidential	Construction
	Residential	and	and
	1-4 Family	Multifamily	Development	Commercial	Consumer	Unallocated	Total

Specified Reserves Impaired loans	$198,774	$271,500	$422,771	$487,294	$-	$-	$1,380,339

General Reserves	750,094	189,301	431,078	164,025	41,173	-	1,575,671

Total	$948,868	$460,801	$853,849	$651,319	$41,173	$-	$2,956,010

Loans individually evaluated for impairment:
With a valuation allowance	$1,941,917	$2,063,412	$1,008,317	$801,583	$-	$-	$5,815,229
Without a valuation allowance	3,031,169	2,753,053	241,842	835,902	144,336	-	7,006,302

Total loans individually evaluated for impairment	4,973,086	4,816,465	1,250,159	1,637,485	144,336	-	12,821,531

Loans collectively evaluated for impairment	32,934,034	16,406,319	4,165,008	9,167,804	1,220,839	-	63,894,004

Total	$37,907,120	$21,222,784	$5,415,167	$10,805,289	$1,365,175	$-	$76,715,535

Valuation allowance related to impaired loans	$198,774	$271,500	$422,771	$487,294	$-	$-	$1,380,339

The following is a summary of information pertaining to average investment and interest income recognized on impaired loans as of December 31, 2010:

Average investment in impaired loans	$12,882,436
Interest income recognized on impaired loans	$291,023

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

The following is a summary of non-performing loans evaluated by class as follows:

	September 30,	December 31,
	2011	2010

Non Accrual Loans:
Residential 1-4 family	$3,502,662	$3,464,994
Nonresidential and multifamily	3,073,972	4,528,590
Construction and land development	292,092	1,080,586
Commercial	834,994	1,182,141
Consumer	15,432	13,383

Total	$7,719,152	$10,269,694

The following tables present an aged analysis of past due financing receivables as follows:

	September 30, 2011
		Past Due
	30-89 Days	90 Days
	Past Due and	Or More		Total	Current	Total
	Accruing	and Accruing	Non-Accrual	Past Due	Loans	Loans

Residential 1-4 family	$1,104,628	$199,764	$3,502,662	$4,807,054	$28,826,995	$33,634,049
Nonresidential and multifamily	305,112	-	3,073,972	3,379,084	12,921,888	16,300,972
Construction and land development	59,683	-	292,092	351,775	2,783,144	3,134,919
Commercial	791,927	-	834,994	1,626,921	7,065,281	8,692,202
Consumer	16,658	-	15,432	32,090	1,149,362	1,181,452

Total	$2,278,008	$199,764	$7,719,152	$10,196,924	$52,746,670	$62,943,594

	December 31, 2010

		Past Due
	30-89 Days	90 Days
	Past Due and	Or More		Total	Current	Total
	Accruing	and Accruing	Non-Accrual	Past Due	Loans	Loans

Residential 1-4 family	$1,757,199	$679,036	$3,464,994	$5,901,229	$32,005,891	$37,907,120
Nonresidential and multifamily	99,091	346,479	4,528,590	4,974,160	16,248,624	21,222,784
Construction and land development	207,985	362,251	1,080,586	1,650,822	3,764,345	5,415,167
Commercial	172,853	493,778	1,182,141	1,848,772	8,956,517	10,805,289
Consumer	31,403	14,077	13,383	58,863	1,306,312	1,365,175

Total	$2,268,531	$1,895,621	$10,269,694	$14,433,846	$62,281,689	$76,715,535

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

The following tables show the aggregate amount of our classified loans as follows:

	September 30, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$30,188,059	$284,477	$3,161,513	$-	$-	$33,634,049
Nonresidential and multifamily	11,934,047	655,449	3,711,476	-	-	16,300,972
Construction and development	2,428,941	413,886	292,092	-	-	3,134,919
Commercial	7,841,881	15,327	834,994	-	-	8,692,202
Consumer	1,166,020	-	15,432	-	-	1,181,452

Total	$53,558,948	$1,369,139	$8,015,507	$-	$-	$62,943,594

	December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$31,712,951	$723,775	$5,470,394	$-	$-	$37,907,120
Nonresidential and multifamily	16,230,470	-	4,992,314	-	-	21,222,784
Construction and development	4,007,095	157,913	1,250,159	-	-	5,415,167
Commercial	9,006,658	117,831	1,680,800	-	-	10,805,289
Consumer	1,340,535	8,620	16,020	-	-	1,365,175

Total	$62,297,709	$1,008,139	$13,409,687	$-	$-	$76,715,535

As a result of adopting the amendments in ASU 2011-02 during this quarter, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructuring ("TDR").   A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession.  By granting the concession, the Company expects to increase the probability of collection by more than would be expected had a concession not been granted.  The Company's determination of whether a modification is a TDR considers the facts and circumstances surrounding each respective modification.

The following presents information related to loans modified in a TDR during the nine months ended September 30, 2011.

	Nine Months Ended September 30, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment

Residential 1-4 family	6	$1,101,184	$1,101,184
Nonresidential and multifamily	3	1,092,437	1,092,437
Construction and development	1	179,604	179,604
Commercial	-	-	-
Consumer	-	-	-

	10	$2,373,225	$2,373,225

The following are loans modified in a TDR from October 1, 2010 through September 30, 2011 that subsequently defaulted during the nine months ended September 30, 2011.

Nine Months Ended September 30, 2011
Outstanding Recorded
	Number of Loans	Investment at Default

Residential 1-4 family	-	$-
Nonresidential and multifamily	-	-
Construction and development	-	-
Commercial	-	-
Consumer	-	-

	-	$-

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

Recent Accounting Pronouncements

In January 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-01).  The FASB determined that certain provisions relating to TDRs should be deferred until additional guidance and clarification on the definition of a TDR is issued.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02). ASU 2011-02 amends Accounting Standards Codification (“ASC”) Topic 310 — Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  ASU 2011-02 also makes disclosure requirements deferred under ASU 2011-01 effective for interim and annual periods beginning on or after June 15, 2011.  The adoption of ASU 2011-02 did not have a significant impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-08). ASU 2011-08 amends Topic 350, Intangibles – Goodwill and Other, to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Forward-Looking Statements

Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws.  Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  The use of such words as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “attempt”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, “forecast,” and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  Factors that could cause actual results to differ materially from the results anticipated, but not guaranteed, in this Report, include those factors included in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and include (without limitation) deterioration in the financial condition of borrowers resulting in significant increases in loan losses, and provisions for those losses, economic and social conditions, competition for loans, mortgages, and other financial services and products, results of regulatory examinations and/or efforts to comply with the requirements of regulatory proceedings, including the obligation to raise additional capital, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, and other risks that cannot be accurately quantified or completely identified.  Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period.  The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results.  The Company is unable to predict the types of circumstances, conditions and factors that can cause anticipated results to change.  The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changed or unanticipated events, circumstances or results.

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

Liquidity

At September 30, 2011, the Company had liquid assets of approximately $15.8 million in the form of cash and cash equivalents, federal funds sold and securities available for sale compared to approximately $14.2 million at December 31, 2010.  Management believes that the liquid assets are adequate at September 30, 2011. Additional liquidity should be provided by loan repayments; however, the restrictions on the Bank’s ability to accept, rollover, or renew brokered deposits and the rates that the Bank may pay on other deposits may negatively impact the Bank’s ability to grow or retain its deposits.  The Company also has the ability to purchase federal funds. Management has taken a pro-active approach to develop a larger local deposit base to help reduce any risk of over reliance on non-core funding including brokered deposits.

Results of Operations

The Company had a net loss to common shareholders of $(89,739) or $(.04) per share for the quarter ended September 30, 2011 compared to a net loss of $(65,609) or $(.03) per share for the quarter ended September 30, 2010.  The Company had a net loss to common shareholders for the nine months ended September 30, 2011 of $(1,016,820) or $(.43) per share as compared to a net loss of $(1,394,488) or ($.58) per share for the same period in 2010.

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings.  Interest income for the quarter ended September 30, 2011 was $1,090,288 compared to $1,260,136 for the same period in 2010, and total interest expense was $275,952 in the third quarter of 2011 compared to $456,504 in 2010 for the same period.  Interest income for the nine months ended September 30, 2011 was $3,019,736, compared to $4,039,234 for the same period in 2010, and total interest expense was $931,785 in the first nine months of 2011 compared to $1,503,043 in 2010 for the same period.  Net interest margin, calculated as the ratio of net interest income to average earning assets, for the three months ended September 30, 2011 was 4.09% compared to 3.53% for the same period in 2010.  The net interest margin for the nine months ended September 30, 2011 was 3.31%, compared to 2.81% for the same period in 2010.  If interest rates remain stable, net interest margin should continue to expand. However, rate floors in many of our variable rate loans would initially slow or eliminate any increase in net interest margin if rates were to increase.  Despite the improvement in net interest margin, continued elevated levels of nonaccrual loans has in the prior quarters, and will in the future, continue to negatively impact our net interest margin. Net interest income before provision for loan losses increased by $10,704 for the three months ended September 30, 2011, while decreasing $448,240 for the nine months ended September 30, 2011, compared to the comparable periods in 2010.  Net interest income for the three and nine months ended September 30, 2011 was negatively impacted as the Company continued to reduce its loan portfolio at a faster pace than the reduction in average outstanding deposits and repricing of deposit rates.

Provision for Loan Losses

The provision for loan losses represents a charge to operations necessary to establish an allowance for possible loan losses, which in management's evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses for the three month and nine month periods ended September 30, 2011 was $9,415 and $11,549, respectively, as compared to $510,453 and $1,395,111 for the same three month and nine month periods ended September 30, 2010.  During the three and nine months ended September 30, 2011, loan charge-offs were $462,027 and $983,088, respectively.  The recoveries for the three and nine month periods ended September 30, 2011 were $10,997 and $116,787, respectively.  The allowance for loan losses was $2,101,258 at September 30, 2011 as compared to $2,956,010 at December 31, 2010, a decrease of 28.9%.  The allowance was 3.3% of gross loans at September 30, 2011 as compared to 3.4% at September 30, 2010 and 3.9% at December 31, 2010.  Both loans individually evaluated for impairment and loans collectively evaluated for impairment have declined during 2011, resulting in management’s determination that a reduction in the allowance for loan losses and provision expense for the period to date was appropriate.

Management feels that the allowance for loan losses is adequate at September 30, 2011. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, or changes in the circumstances of particular borrowers.  Management intends to continue to pursue aggressive strategies for problem loan resolution, and is committed to maintain loan loss reserves at levels sufficient to absorb losses recognized in the pursuit of this strategy.

Provision (Benefit) for/from Income Taxes

The Company had no expense or benefit from income taxes for the three and nine months ended September 30, 2011, or for the three and nine months ended September 30, 2010. The tax benefit created by the net loss during the quarter and year to date was offset by additional deferred tax asset valuation.  For additional information regarding the Company’s deferred tax asset valuation, please see the Company’s 2010 Form 10-K.

Noninterest Income

The Company's noninterest income consists of service charges on deposit accounts and other fees and commissions.  Total noninterest income for the three and nine months ended September 30, 2011 was $104,083 and $271,021, respectively, compared to $592,688 and $856,170 for the same periods in 2010.  Service charges on deposit accounts decreased $9,551 and $52,004 for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The primary cause of the decline in service charges between 2010 and 2011 was related to declines in NSF and overdraft fees. In addition, a reduction in NSF charges is being noted nationwide as a result of the current economy and reduced consumer spending. These fees are primarily activity driven and relate to transaction based checking accounts.  The Bank noted a significant decline in checking account customers when comparing the first nine months of 2011 to the first nine months of 2010, and a corresponding decrease in NSF and overdraft transactions during the first nine months of 2011, as compared to the first nine months of 2010. The sharp decrease in other noninterest income for the nine months ended September 30, 2011, compared to the same period in 2010 is due from an insurance recovery of $467,196 received in September 2010.

Noninterest Expense

Noninterest expenses totaled $991,995 and $3,344,035 for the three and nine months ended September 30, 2011, as compared to $1,162,219 and $3,632,411 for the same periods in 2010.   Salaries and benefits increased $43,243 and $67,386 for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010.  The increase in salaries and benefits for the three and nine months ended September 30, 2011 is due to the hiring of a senior level management position. Legal and professional fees decreased $75,449 and $35,806 for the three and nine months ended September 30, 2011, as compared to the same periods in 2010.  The decrease in legal and professional fees is due to the Bank being reimbursed by their insurance provider for legal fees incurred related to two lawsuits that the Company and Bank are parties to. For additional information regarding these lawsuits, please see Legal Proceedings in Part II – OTHER INFORMATION of this report.  Management continues to incur expenses to meet the demands of regulatory requirements, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the terms of the Bank’s Consent Order with the FDIC, including strategic plan development.  The Company has also incurred significant noninterest expenses in other operating expenses primarily as a result of collection, workout and OREO expenses, ATM expenses, and FDIC insurance and state banking assessments.  Depository insurance expenses decreased $47,858 and $79,517 for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010, due to the FDIC’s revision of its assessment methodology implemented in third quarter 2011 and continued reduction in deposits and average assets.  Foreclosed real estate expenses declined $86,648 and $236,700 for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010, as the Bank has begun to see some stabilization in real estate values.  Combined, operating expenses relating to all noninterest expenses decreased $170,224 and $288,376 for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The Company anticipates that foreclosed real estate charges will remain at elevated levels throughout 2011 and into 2012 as it anticipates that balances of foreclosed assets will remain at elevated levels for the remainder of 2011 and into 2012.

Financial Condition

Total assets at September 30, 2011, were $94,425,303, a decrease of $5,663,663 or 5.7% compared to 2010 year-end assets of $100,088,966.  Deposits decreased to $91,354,847 at September 30, 2011, a decrease of $2,299,472 or 2.5% from $93,654,319 at December 31, 2010. Premises and equipment decreased to $4,695,194 at September 30, 2011 a decrease of $112,006, or 2.3%, from $4,807,200 at December 31, 2010, primarily as a result of minimal fixed asset purchases coupled with normal depreciation charges.  Other significant changes noted as of September 30, 2011 when compared to December 31, 2010 relate to foreclosed assets which increased by $5.9 million or 152.1% to $9.8 million at September 30, 2011 compared to $3.9 million at December 31, 2010.  The Company anticipates that foreclosed real estate assets and related charges will remain at elevated levels throughout 2011 and into 2012.

The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital.  These components are discussed below.

Loans

Net loans outstanding totaled $60,842,336 at September 30, 2011 compared to $73,759,525 at December 31, 2010, a decrease of $12,917,189 or 17.5%.  The decrease in loans outstanding is largely attributable to management’s strategy to decrease concentrations in certain loan types, particularly residential real estate and construction and development loans, and the movement of $6,690,218 to foreclosed assets during 2011.  Management is monitoring the portfolio closely and believes it has identified and properly reserved for all major problem credits in the portfolio.  In the event that a loan is ninety days or more past due, the accrual of income is generally discontinued when the full collection of principal and interest is in doubt unless the obligations are both well secured and in the process of collection.  At September 30, 2011 there was $7,719,152 in loans not accruing interest as compared to $10,269,694 at December 31, 2010.  Although reduced from December 31, 2010 levels as a result of some of these loans being foreclosed on and transferred to foreclosed real estate, the level of nonaccrual loans remains elevated over historical levels as a result of the continued weakened real estate market in the Company’s market areas, particularly its Blount County market.  Within this segment of the loan portfolio, the Company makes loans to home builders and developers and sub-dividers of land.  These borrowers have experienced stress due to a combination of declining residential real estate demand and resulting price and collateral value declines.  Further, housing starts in the Company’s market areas continue to lag historical levels.

The following is a summary of the information pertaining to impaired loans:

	September 30,	December 31,
	2011	2010

Impaired loans without a specific valuation allowance	$5,930,871	$7,006,302

Impaired loans with a specific valuation allowance	2,084,636	5,815,229

Total specifically evaluated impaired loans	$8,015,507	$12,821,531

Specific valuation allowance related to impaired loans	$813,646	$1,380,339

At September 30, 2011, the evaluation for impairment was completed on all loans classified substandard and doubtful regardless of size.

There are no commitments to lend additional funds to any of our impaired borrowers. As of September 30, 2011, the Company has identified loans aggregating $8,015,507 as being impaired, of which $7,719,152 are non-performing as it relates to payment of interest.  The significant improvement in non-performing loans with interest payments since December 31, 2010, is partially due to two large relationships being restructured in which the borrowers are now able to meet the new terms along with an increased level of foreclosures.  The foreclosures have resulted in a decrease in specific allowance as the allowance is taken against the property at time of foreclosure.  The continuation of improved collections and concentration on workout loans has contributed to the decrease of impaired loans and the increase of troubled debt now on repayment plans.  While the current economic conditions in Greene and Blount counties continue to place stress on borrowers, the number of new impaired loans has decreased as the loans with credit quality issues have been identified through credit review in previous quarters.

Nonperforming Assets

At September 30, 2011 the Company had $17.5 million in nonperforming assets compared to $15.6 million on June 30, 2011 and $14.2 million on December 31, 2010. Of the $17.5 million, $2.8 million are paying interest and $9.8 million are in other real estate owned.  The continued elevated levels of nonperforming asset balances are primarily related to increased efforts of collection on problem loans in the current economic market. While the third quarter of 2011 did see an acceleration of the Company’s efforts to dispose of OREO, the Company believes OREO will continue to increase in the fourth quarter due to foreclosure proceedings on certain non-performing loans; however, total non-performing assets are expected to stabilize.

Restricted Equity Investments

Federal Home Loan Bank (“FHLB”) stock at September 30, 2011 had an amortized cost and market value of $296,500 and remained unchanged from December 31, 2010.  As a member of the FHLB, the Company is required to maintain stock in an amount equal to .15% of total assets.  Federal Home Loan Bank stock is carried at cost.  FHLB stock is maintained by the Company at par value of one hundred dollars per share.

Securities Available for Sale

Securities have been classified in the balance sheet according to management’s intent as securities available for sale.  The amortized cost and approximate fair value of securities at September 30, 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities available for sale:

Securities of U.S. Government Agencies and Operations	$2,000,000	$1,540	$(4,910)	$1,996,630
Mortgage-Backed and Related Securities	957,937	31,038	-	988,975

	$2,957,937	$32,578	$(4,910)	$2,985,605

At September 30, 2011, securities with a carrying value of $2,986,000 were pledged to secure deposits of public and private funds and a federal funds line of credit with First National Bankers Bank, Alabama.

Deposits and Other Funding

Total deposits, which are the principal source of funds for the Company, were $91,354,847 at September 30, 2011, compared to $93,654,319 at December 31, 2010, representing a decrease of 2.5%.  The Company has targeted local consumers, professional and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers. At September 30, 2011 the Company had no outstanding advances at the Federal Home Loan Bank compared with $2,624,906 at December 31, 2010.  At September 30, 2011 and December 31, 2010, the Company had $900,000 in short-term borrowings from Jefferson Federal Bank which matured on February 28, 2011 and is secured by 100% of the Bank’s common stock.   Because the loan is now in default, the lender could foreclose on its collateral, the stock of the Bank, and accordingly acquire the Bank at any time.  A demand letter of payment dated July 14, 2011, has been received by the Bank.  Further, there are $21,000 in loans due to two directors and one former director that are due on demand.

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

Capital and Regulatory Matters

Pursuant to the terms of the Cease and Desist Order (the “Order”) that the Bank entered into with the FDIC during the second quarter of 2009, as more fully described below, the Bank is required to develop and implement a capital plan that increases the Bank’s Tier 1 capital ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio to 8%, 10% and 11%, respectively.  The capital plan has been submitted to the FDIC and the Tennessee Department of Financial Institutions (the “TDFI”) for approval, but has not yet been approved by the FDIC or the TDFI.  Once approved, the Bank must immediately initiate measures to effect compliance with the capital plan within 30 days after the FDIC and the TDFI respond to the capital plan.

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

In order to secure the approval of the FDIC of the Bank’s capital plan, the Company executed on May 6, 2011, a Capital Maintenance Commitment and Guaranty (the “Commitment”) with the FDIC, which was declined. The Bank is process of resubmitting a revised Capital Maintenance Commitment and Guaranty.  Pursuant to the Commitment, the Company will be required to provide the FDIC assurance in the form of a financial commitment and guaranty that the Bank will comply with the Bank’s capital restoration plan until the Bank has been adequately capitalized on average during each of four consecutive quarters and, in the event the Bank fails to so comply, to pay to the Bank the lesser of five percent of the Bank's total assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all capital standards applicable to the Bank at the time it failed to comply.

In August 2010, the FDIC notified the Bank that, due to the Bank’s “significantly undercapitalized” status, it intended to issue the Bank a prompt corrective action directive requiring the Bank to submit an acceptable capital restoration plan on or before August 31, 2010 providing that, among other things, at a minimum the Bank shall restore and maintain its capital to the level of “adequately capitalized.”  This directive was issued on August 17, 2010.  In the event that the Bank does not increase its Tier 1 capital in accordance with the requirements of this directive, the Bank will be required under the directive to take any necessary action to result in the Bank’s acquisition by another depository institution holding company or merge with another insured depository institution.  Numerous capital restoration plans have been submitted, however none have been accepted by the FDIC because the FDIC was unable to determine that the capital restoration plans were based on realistic assumptions or were likely to succeed in restoring the Bank’s capital. In order to secure the approval of the FDIC of the Bank’s capital restoration plan, the Company executed on May 6, 2011, a Capital Maintenance Commitment and Guaranty (the “Commitment”) with the FDIC, which was declined. The Bank is in process of resubmitting a revised Capital Maintenance Commitment and Guaranty.  Pursuant to the Commitment, the Company will be required to provide the FDIC assurance in the form of a financial commitment and guaranty that the Bank will comply with the Bank’s capital restoration plan until the Bank has been adequately capitalized on average during each of four consecutive quarters and, in the event the Bank fails to so comply, to pay to the Bank the lesser of five percent of the Bank's total assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all capital standards applicable to the Bank at the time it failed to comply. In our most recent capital restoration plan, we have stated that our primary focus regarding improving our capital is on the sale or merger of our Company or the Bank. Secondarily, we are trying to raise sufficient amounts of capital necessary to capitalize the Bank at or above those levels required in the Order. If we are unable to find a merger partner or anyone to buy us, and we are also unable to raise sufficient capital to meet the capital commitments the Bank has made to the TDFI and the FDIC, we may be closed by the FDIC.

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

Equity capital at September 30, 2011 was $1,211,517, a decrease of $931,327 from $2,142,844 at December 31, 2010, due to a net loss of $996,612 offset in part by the change in unrealized gains on available for sale securities of $65,285.

At September 30, 2011, the Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio were less than the required minimum ratios and the Bank, accordingly, now falls within the category of “significantly undercapitalized” within the FDIC’s prompt corrective action provisions. In addition to the limitations on the Bank’s activities mandated by the Order and the prompt corrective action directive, the Bank, because it is significantly undercapitalized, is also now subject to determinations by the FDIC to require the Bank to be recapitalized, to restrict transactions with affiliates, restrict interest paid on deposits and to require changes in the directorate and/or senior management.  The Bank’s respective ratios at September 30, 2011 were as follows:

	Required Minimum Ratio	To be Well Capitalized	Requirements Under the Order	Bank
Tier 1 Leverage ratio	4.00%	5.00%	8.00%	2.28%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.00%	3.04%
Total risk-based capital ratio	8.00%	10.00%	11.00%	4.30%

If the Bank’s Tier 1 leverage ratio falls below 2%, the Bank will be deemed to be “critically undercapitalized.” Critically undercapitalized institutions are subject to appointment of a receiver or conservator generally within 90 days of the date on which the institution became critically undercapitalized.

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

At September 30, 2011, approximately 65.2 % of the Company’s gross loans had adjustable rates.  Based on the asset/liability modeling, management believes that these loans reprice at a faster pace than liabilities held by the Company.  Because the majority of the Company’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin.  Floors in the majority of the Company’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.  However, there is increasing pressure to adjust the floor rates downward in the adjustable rate portfolio as customers become more cost conscious and competition becomes more aggressive.

Off-Balance Sheet Arrangements

At September 30, 2011, the Company had outstanding unused lines of credit and standby letters of credit that totaled approximately $4.8 million.  These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements.  The Company has the ability to liquidate federal funds sold or, on a short-term basis, to purchase federal funds from another bank and to borrow from the Federal Home Loan Bank.  At September 30, 2011, the Company had established with a correspondent bank the ability to purchase federal funds if needed.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth on pages 23 through 33 of Item 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, is incorporated herein by reference.

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

b)	Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

At September 30, 2011, the Company and the Bank were defendants in a complaint filed in the Blount County Chancery Court on May 19, 2009 by Robert A. Clemmer and Richard A Pearson. The plaintiffs have alleged breach of contract, promissory estoppels and negligent misrepresentation relating to commitments to fund various loans to certain plaintiffs. The plaintiffs are seeking compensatory damages of $3,600,000, punitive damages of $14,400,000 and treble damages. The case is in the discovery phase and the Company’s legal counsel is not able to provide an assessment regarding the potential outcome of the case or an estimate, or range of estimates, of potential damages; therefore, the Bank has not accrued a liability with respect to this lawsuit. The Company and the Bank have aggregate insurance coverage of $3,000,000 which management believes is adequate to cover potential awards. Further, management believes they have strong defenses to all claims and intends to vigorously defend this lawsuit.

At September 30, 2011, the Company and the Bank were also defendants in a complaint filed in the Blount County Circuit Court on August 20, 2010 by Billy R. Clemmer, Jennifer Clemmer and BRC Construction Inc. The plaintiffs have alleged breach of contract, negligent misrepresentation, intentional misrepresentation and violations of the Tennessee Consumer Protection Act relating to a commitment to fund a loan to the plaintiffs. The plaintiffs are seeking compensatory damages of $500,000, punitive damages of $1,000,000 and treble damages. The case is in the discovery phase and the Company’s legal counsel is not able to provide an assessment regarding the potential outcome of the case or an estimate, or range of estimates, of potential damages; therefore, the Bank has not accrued a liability with respect to this lawsuit. The Company and the Bank have aggregate insurance coverage of $3,000,000 which management believes is adequate to cover potential awards. Further, management believes they have strong defenses to all claims and intends to vigorously defend this lawsuit.

Item 1A.    Risk Factors

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	No repurchases of Company securities were made during the quarter ended September 30, 2011.

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

Item 3.   Defaults upon Senior Securities

(a)       None.

(b)       None.

Item 4.   (Removed and Reserved).

Item 5.   Other Information

(a)       None.

(b)      None.

Item 6.    Exhibits.

Index to Exhibits.

Exhibit No.	Description
3.1*	Charter of American Patriot Financial Group, Inc.
3.2*	Bylaws of American Patriot Financial Group, Inc.
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Date File

* Previously filed as an exhibit to a Current Report on Form 8-K filed by American Patriot Financial Group, Inc. (f/k/a BG Financial Group, Inc.) with the Commission on May 21, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PATRIOT FINANCIAL GROUP, INC.
(Registrant)

DATE: November 14, 2011	/s/ James Randal Hall
James Randal Hall
Chief Executive Officer

DATE: November 14, 2011	/s/ T. Don Waddell
T. Don Waddell
Chief Financial Officer