Form 10-K
period 2011-12-31
American Patriot Financial Group, Inc.
filed 2012-04-09
CIK 1290505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2011, was $3,584,087, based upon the average sale price on that date.

As of March 31, 2012, there were 2,389,391 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement involving the election of directors at the annual meeting of shareholders to be held June 22, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

American Patriot Bank commenced operations as a state chartered bank on July 9, 2001.  The Bank had total assets of approximately $94 million at December 31, 2011.  The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to the maximum applicable limits thereof.  The Bank is not a member of the Federal Reserve System.

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

The Bank's primary market area is Greene County and Blount County, Tennessee.  In Greene County as of June 30, 2011, there were 7 banks and 1 savings and loan institution, with at least 26 offices actively engaged in banking activities, including 3 major state-wide financial institutions, with a total of approximately $993 million in deposits.  In Blount County as of June 30, 2011, there were 13 banks and 1 savings and loan institution with at least 50 offices actively engaged in banking activities, including 4 major state-wide financial institutions, with a total of approximately $1.8 billion in deposits.  In addition, there are numerous credit unions, finance companies, and other financial services providers.

Employees

At December 31, 2011, the Bank employed 28 persons on a full-time basis, and 4 persons on a part-time basis.  The Bank's employees are not represented by any union or other collective bargaining agreement, and the Bank believes its employee relations are satisfactory.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms were implemented over the course of 2011 through regulations adopted by various federal banking and securities regulatory agencies, while others are expected to be implemented during 2012. The following discussion describes the material elements of the regulatory framework that currently apply. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly impact community-based institutions like the Corporation or the Bank with assets under $500 million. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Corporation either because of exemptions for institutions below a certain asset size or because of the nature of the Corporation’s operations. Other provisions that have either been adopted or are expected to be adopted that have impacted and will continue to impact the Corporation and the Bank include:

•	Changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminating the ceiling and increase the size of the floor of the Deposit Insurance Fund, and offsetting the impact of the increase in the minimum floor on institutions with less than $10 billion in assets.

•	Making permanent the $250,000 limit for federal deposit insurance, increasing the cash limit of Securities Investor Protection Corporation protection to $250,000 and providing unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

•	Repealing the federal prohibition on payment of interest on demand deposits, thereby permitting depositing institutions to pay interest on business transaction and other accounts.

•	Centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets, like the Bank, will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

•	Restricting the preemption of state law by federal law and disallow national bank subsidiaries from availing themselves of such preemption.

•	Limiting the debit interchange fees that certain financial institutions are permitted to charge.

•	Imposing new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

•	Applying the same leverage and risk based capital requirements that apply to insured depository institutions to holding companies.

•	Permitting national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and requiring that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home state.

•	Imposing new limits on affiliated transactions and causing derivative transactions to be subject to lending limits.

•	Implementing certain corporate governance revisions that apply to all public companies.

As described above, many aspects of the Dodd-Frank Act are not yet effective and remain subject to rulemaking and will take effect over several years, and their impact on the Corporation or the financial industry is difficult to predict before such regulations are adopted.

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

Furthermore, under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner of the TDFI is limited to net income for that year combined with retained net income for the two preceding years. Further, any dividend payments from the Bank to the Corporation are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements, or any higher requirements imposed by the Bank’s regulators, including those set forth in the Cease and Desist Order (the “Order”) that the Bank consented to with the FDIC during the second quarter of 2009. Because of the Bank’s losses in 2009, 2010 and 2011 and the Order’s restrictions on the Bank’s ability to pay dividends to the Corporation, dividends from the Bank to the Corporation, including funds necessary for the payment of interest on the Corporation’s indebtedness, to the extent that cash on hand at the Corporation is not sufficient to make such payments, will require prior approval of the Commissioner of the TDFI and the FDIC.

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

Capital Guidelines

The Federal Reserve Board has risk based capital guidelines for bank holding companies and member banks. Under the guidelines, the minimum ratio of capital to risk weighted assets (including certain off balance sheet items, such as standby letters of credit) is 8%. To be considered a “well capitalized” bank or bank holding company under the guidelines, a bank or bank holding company must have a total risk based capital ratio in excess of 10% and a Tier 1 risk based capital ratio of in excess of 6% and not be subject to a written agreement, directive or order to maintain capital above specified levels.

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

Pursuant to the terms of the Order, the Bank is required to develop and implement a Capital Restoration Plan that increases the Bank’s Tier 1 leverage ratio, Tier 1 risk based capital ratio and Total risk based capital ratio to 8%, 10%, and 11%, respectively. The Bank has submitted numerous capital plans to the FDIC since the Order was issued and none of those have been accepted because the FDIC was unable to determine that the capital restoration plans were based on realistic assumptions or were likely to succeed in restoring the Bank’s capital. In order to secure the approval of the FDIC of the Bank’s capital restoration plan, the Corporation executed on May 6, 2011, a Capital Maintenance Commitment and Guaranty (the “Commitment”) with the FDIC, which was declined. The Bank and the Corporation are in the process of resubmitting a revised Capital Maintenance Commitment and Guaranty.  Pursuant to the Commitment, the Corporation will be required to provide the FDIC assurance in the form of a financial commitment and guaranty that the Bank will comply with the Bank’s capital restoration plan until the Bank has been adequately capitalized on average during each of four consecutive quarters and, in the event the Bank fails to so comply, to pay to the Bank the lesser of five percent of the Bank's total assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all capital standards applicable to the Bank at the time it failed to comply. In our most recent capital restoration plan, we have stated that our primary focus regarding improving our capital is on the sale or merger of our Corporation or the Bank. Secondarily, we are trying to raise sufficient amounts of capital necessary to capitalize the Bank at or above those levels required in the Order. If we are unable to find a merger partner or anyone to buy us, and we are also unable to raise sufficient capital to meet the capital commitments the Bank has made to the TDFI and the FDIC, we may be closed by the FDIC.

If the Bank’s Tier 1 leverage ratio falls below 2%, the Bank will be deemed to be “critically undercapitalized.” Critically undercapitalized institutions are subject to appointment of a receiver or conservator generally within 90 days of the date on which the institution became critically undercapitalized.

The Bank's Tier 1 leverage ratio at December 31, 2011, was 2.16%, and its Tier 1 risk based capital ratio and Total risk based capital ratio at December 31, 2011 were 2.83% and 4.09%, respectively.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

As a result of the Bank’s total risk based capital ratio falling below 6% at June 30, 2010, the Bank became significantly undercapitalized and it became subject to the provisions of Section 38 of the Federal Deposit Insurance Act. On August 18, 2010, American Patriot Bank received a Supervisory Prompt Corrective Action Directive. The Directive requires that the Bank submit an acceptable capital restoration plan and restore and maintain its capital to the level of adequately capitalized. The Directive also reiterates a number of restrictions already imposed on the Bank by the FDIC, including, but not limited to, limitations on the Bank’s ability to pay dividends, to pay management fees to the Company, to grow the Bank’s asset base, to make acquisitions, establish new branches or engage in new lines of business, to pay board and committee fees, to accept, renew or rollover brokered deposits and to pay interest rates on deposits above prescribed national rates. For more information on the levels and severity of undercapitalization, see “—FDICIA” below.

In late 2010, the Basel Committee on Banking Supervision issued Basel III, a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. At this time, we do not know whether Basel III, as implemented in the United States will be applicable to the Corporation and the Bank.

The Federal Reserve Board has recently adopted regulations applicable to bank holding companies with assets over $50 billion that require such holding companies to develop and submit to the Federal Reserve Board annually capital plans demonstrating the company’s ability to meet, under various stressed economic conditions and over a nine-quarter planning horizon, the above-described minimum leverage capital, Tier 1 risk based capital and total risk based capital requirements, as well as a minimum Tier 1 common capital Ratio (Tier 1 risk based capital less preferred stock and trust preferred securities) of at least 5%. While these regulations are not applicable to the Corporation, the Corporation’s federal regulator may seek to impose similar stress testing on the Corporation through its examination authority.

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

On June 3, 2009, the FDIC accepted a Stipulation and Consent (the “Consent”) of the Bank to the issuance of the Order. Under the terms of the Order, the Bank has agreed, among other things, to the following items: increase participation of the Board of Directors in the affairs of the Bank and establish a Board committee to oversee the Bank’s compliance with the Order; develop a written analysis and assessment of the Bank’s management and staffing needs for the purpose of providing qualified management; develop and implement a capital plan that increases and maintains the Bank’s Tier 1 capital ratio, Tier 1 risk based capital ratio and Total risk based capital ratio to 8%, 10% and 11%, respectively; review the adequacy of the Bank’s allowance for loan and lease losses (“ALLL”), establish a comprehensive policy for determining the adequacy of the ALLL and maintain a reasonable ALLL; develop a written liquidity/asset/liability management plan addressing liquidity and the Bank’s relationship of volatile liabilities to temporary investments; refrain from paying cash dividends to the Corporation without the prior written consent of the FDIC and the TDFI; take specific actions to eliminate all assets classified as “Loss” and to reduce the level of assets classified “Doubtful” or “Substandard,” in each case in the Bank’s exam report; refrain from extending any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified in a certain specified manner and is uncollected; revise the Bank’s loan policy and procedures for effectiveness and make all necessary revisions to the policy to strengthen the Bank’s lending procedures; take specified actions to reduce concentrations of construction and development loans; prepare and submit to its supervisory authorities a budget and profit plan as well as its written strategic plan consisting of long-term goals and strategies; eliminate and/or correct all violations of law, regulations and contraventions of FDIC Statements of Policy as discussed in applicable reports and take all necessary steps to ensure future compliance; and furnish quarterly progress reports to the banking regulators. At December 31, 2011, the Bank was not in compliance with the capital maintenance requirements of the Order.

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board. The Dodd-Frank Act increased the basic limit on federal deposit insurance coverage to $250,000 per depositor. In addition, non-interest bearing deposit transaction accounts have unlimited FDIC insurance coverage until December 31, 2012. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.

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

FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Because the Bank is significantly undercapitalized at December 31, 2011, the Corporation is subject to this guarantee requirement. The federal banking agencies may not accept a capital plan, like the one the Bank has submitted, without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. As of the date hereof, the FDIC has not yet accepted the Bank's capital restoration plan.

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

Interstate Act. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, permits on an interstate basis (i) bank holding company acquisitions commencing one year after enactment of banks of a minimum age of up to five years as established by state law in any state, (ii) mergers of national and state banks after May 31, 1997 unless the home state of either bank has opted out of the interstate bank merger provision, (iii) branching de novo by national and state banks if the host state has opted-in to this provision of the Interstate Act, and (iv) certain bank agency activities after one year after enactment. The Interstate Act contains a 30% intrastate deposit cap, except for the initial acquisition in the state, restriction that applies to certain interstate acquisitions unless a different intrastate cap has been adopted by the applicable state pursuant to the provisions of the Interstate Act and a 10% national deposit cap restriction. Tennessee has opted-in to the Interstate Act. Management cannot predict the extent to which the business of the Bank may be affected. Tennessee has also adopted legislation allowing banks to acquire branches across state lines subject to certain conditions, including the availability of similar legislation in the other state. Following the passage of the Dodd-Frank Act, national or state-chartered banks are permitted to branch across state lines to the same extent as banks chartered in the state of the branch.

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

FDIC Insurance Premiums. The Bank is required to pay quarterly FDIC deposit insurance assessments to the DIF. The FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) to form the DIF on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentration of assets and liabilities. Under the Dodd-Frank Act, the FDIC has adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments.

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

Investment Policy

The objective of the Bank's investment policy is to invest funds not otherwise needed to meet the loan demand of its market area to earn the maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank's loan demand and deposit structure. In doing so, the Bank balances the market and credit risks against the potential investment return, makes investments compatible with the pledge requirements of the Bank's deposits of public funds, maintains compliance with regulatory investment requirements, and assists the various public entities with their financing needs. The asset liability and investment committee has full authority over the investment portfolio and makes decisions on purchases and sales of securities. The entire portfolio, along with all investment transactions occurring since the previous Board of Director's meeting, is reviewed by the Board at its next monthly meeting. The investment policy allows portfolio holdings to include short-term securities purchased to provide the Bank's needed liquidity and longer term securities purchased to generate level income for the Bank over periods of interest rate fluctuations. At December 31, 2011, the Bank had securities available for sale with a fair value of approximately $3.0 million compared to $2.9 million at December 31, 2010.

Loan Policy

All lending activities of the Bank are under the direct supervision and control of the full Board of Directors. The Board of Directors enforces loan authorizations, decides on loans exceeding certain limits, services all requests for officer credits to the extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending division. The Bank's established maximum loan volume to deposits is 100%. The loan portfolio consists primarily of real estate, commercial, farming and installment loans. Commercial loans consist of either real estate loans or term loans. Maturity of term loans is normally limited to five to seven years. Conventional real estate loans may be made up to 85% of the appraised value or purchase cost of the real estate for no more than a thirty year term. Installment loans are based on the earning capacity and vocational stability of the borrower.

The full Board makes a monthly review of loans which are 30 days or more past due.

Management of the Bank periodically reviews the loan portfolio, particularly nonaccrual and renegotiated loans. The review may result in a determination that a loan should be placed on a nonaccrual status for income recognition. In addition, to the extent that management identifies potential losses in the loan portfolio, it reduces the book value of such loans, through charge-offs, to their estimated collectible value. In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection. The Bank maintains a specific reserve for certain impaired loans.

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

The Bank had no tax-exempt loans during the year ended December 31, 2011. The Bank had no loans outstanding to foreign borrowers at December 31, 2011. The Bank's underwriting guidelines are applied to four major categories of loans, commercial and industrial, consumer, agricultural and real estate which includes residential, construction and development and certain other real estate loans. The Bank requires its loan officers and Board to consider the borrower's character, the borrower's financial condition as reflected in current financial statements, the borrower's management capability, the borrower's industry and the economic environment in which the loan will be repaid. Before approving a loan, the loan officer or Board must determine that the borrower is basically honest and creditworthy, determine that the borrower is a capable manager, understand the specific purpose of the loan, understand the source and plan of repayment, determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

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

Pursuant to the terms of the Order, the Bank is required to develop and implement a capital plan that increases and maintains the Bank's Tier 1 leverage ratio, Tier 1 risk based capital ratio and Total risk based capital ratio to 8%, 10% and 11%, respectively.

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

Investing in our common stock involves various risks which are particular to our Corporation, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. These matters could cause the trading price of our common stock to decline in future periods.

Our operations are subject to heightened regulatory oversight.

As a result of the Bank entering into the Order and being “significantly undercapitalized”, the Bank is subject to extensive regulatory oversight in addition to that to which the Bank is normally subject. The Bank’s operations are also significantly restricted as a result of the provisions of the Order and as a result of it being “significantly undercapitalized” and we can give you no assurance that further regulatory action will not be taken, particularly if we or the Bank fail to comply with any regulatory restrictions, including those contained in the Order. Our and the Bank’s ability to conduct operations and meet obligations will require, in many circumstances, that we or the Bank obtain prior regulatory approval. Such approval is discretionary and we can give you no assurance that such approval would be granted, or granted on the terms requested.

Our ability to service our debt, pay dividends and otherwise satisfy our obligations as they come due is substantially dependent on capital distributions from the Bank which are prohibited under the terms of the Order.

A substantial source of our funds from which we service our debt and pay our obligations and dividends, if any, is the receipt of dividends from the Bank. The Bank is prohibited by the terms of the Order from paying dividends to us without the prior approval of the FDIC and the Commissioner of the TDFI. The Bank’s ability to pay dividends to us is further limited by the provisions of Tennessee law which prohibit a bank from paying dividends, without the prior approval of the Commissioner of the TDFI, in an amount that exceeds the total amount of its net income for that year combined with retained net income of the preceding two (2) years. Since the Bank has been unable to pay dividends to us, we have had difficulty making payments on our outstanding borrowings. In 2011, we were only able to make limited payments on our outstanding indebtedness as a result of our receiving limited proceeds from our sale of preferred stock to our directors and a limited number of other investors and our receipt of proceeds from a claim we made under our bankers bond insurance policy. Since November 30, 2010, we have not made any payments on our outstanding indebtedness and on July 14, 2011, we were notified that we were in default under our loan agreement with Jefferson Federal Savings Bank, which is secured by 100% of the stock of the Bank. Because the loan is in default, the lender could foreclose on its security interest in the Bank and acquire control of the Bank at any time.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm in its audit report for fiscal years 2010 and 2011 has expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on Jefferson Federal Savings Bank’s not exercising its rights following our default under the loan agreement we have entered into with that bank. The potential lack of sources of liquidity raises substantial doubt about our ability to continue as a going concern for the foreseeable future. Our consolidated audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment.

An inability to improve our regulatory capital position could adversely affect our operations and future prospects.

Our ability to remain in operation as a financial institution is dependent on our ability to raise sufficient capital or reduce our assets to improve our regulatory capital position. At December 31, 2011 and 2010, the Bank was classified as “significantly undercapitalized,” which restricts its operations. As a result of its reduced capital levels and the terms of the Order, the Bank is required to submit a capital restoration plan to the FDIC that details the manner in which the Bank will restore its capital levels to those required to meet the requirements of the Order. The Bank has submitted numerous capital restoration plans to the FDIC but none of these plans have yet been approved by the FDIC because the FDIC was unable to determine that the capital restoration plans were based on realistic assumptions or were likely to succeed in restoring the Bank’s capital. In our most recent capital restoration plan, we have stated that our primary focus regarding improving our capital is on the sale or merger of our Corporation or the Bank. Secondarily, we are trying to raise sufficient amounts of capital necessary to capitalize the Bank at or above those levels required in the Order. If we are unable to find a merger partner or anyone to buy us, and we are also unable to raise sufficient capital to meet the capital commitments the Bank has made to the TDFI and the FDIC, we may be closed by the FDIC. Because of the significant losses we have suffered in each of the last four years and the significant negative impact of those losses on our capital position, the price that a potential buyer might pay to acquire the Bank in connection with a merger with us is likely to be significantly lower than the price our shareholders paid to acquire our stock. Accordingly, if we sell the Bank or sell stock in the Corporation to an investor or merge with a buyer, you are likely to suffer significant dilution.

Negative developments in the U.S. and local economy and in local real estate markets have adversely impacted the Corporation's operations and results and may continue to adversely impact our results in the future.

Economic conditions in the markets in which the Corporation operates deteriorated significantly between 2008 and the middle of 2010 and remained challenging throughout 2011. As a result, the Corporation has experienced significant losses in each of the last four years. These challenges resulted primarily from provisions for loan losses and increased expenses associated with increased levels of other real estate owned related to declining collateral values in the Corporation’s construction and development loan portfolio. Although conditions have shown signs of stabilization in the Corporation’s markets, the Corporation believes that it will continue to experience a somewhat, albeit less, challenging and volatile economic environment in 2012. Accordingly, the Corporation expects that its results of operations will continue to be negatively impacted by economic conditions in 2012. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or the Corporation in particular, will improve materially, or at all, in which case the Corporation could continue to experience losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

Our business is subject to local real estate market and other local economic conditions.

Adverse market or economic conditions in the State of Tennessee may disproportionately increase the risk our borrowers will be unable to timely make their loan payments. The market value of the real estate securing loans as collateral has been adversely affected by unfavorable changes in market and economic conditions beginning in 2008. As of December 31, 2011, approximately 85.12% of our loans were secured by real estate. Of this amount, approximately 36.53% were commercial real estate loans and 63.47% were residential real estate loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee, like those we are currently experiencing, will continue to adversely affect the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans has deteriorated as a result of the adverse conditions in the real estate market that we began to see in 2008 and which have continued. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and workout of those loans, all of which would negatively impact our financial condition and results of operations.

We are geographically concentrated in Greene County and Blount County, Tennessee, and changes in local economic conditions impact our profitability.

We operate primarily in Greene County and Blount County, Tennessee, and substantially all of our loan customers and most of our deposit and other customers live or have operations in Greene and Blount Counties. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in both counties, along with the continued attraction of business ventures to the area. Our profitability is impacted by the changes in general economic conditions in this market. Economic conditions in our area remained challenging in 2011, negatively affecting our operations, particularly the real estate segment of our loan portfolio. We cannot assure you that economic conditions in our market will improve during 2012 or thereafter, and continued weak economic conditions could cause us to further reduce our asset size, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

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

Our earnings are affected by general economic conditions, economic conditions within our markets, loan concentrations and our ability to properly originate, underwrite and service loans. A significant portion of our loans are real estate based or made to real estate based borrowers, and the credit quality of such loans has deteriorated and could deteriorate further if real estate market conditions continue to decline or fail to stabilize nationally or, more importantly, in our market areas. We have sustained losses, and could continue to sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to further deterioration in asset quality in a timely manner. Recent problems with asset quality, particularly within the real estate segment of our loan portfolio, have caused, and could continue to cause, our interest income and net interest margin to decrease and our provisions for loan losses and noninterest expenses to increase, which could continue to adversely affect our results of operations and financial condition. Further increases in non-performing loans would reduce net interest income below levels that would exist if such loans were performing.

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

The Bank is required under the terms of the Order to maintain a Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and Total risk based capital ratio equal to at least 8%, 10% and 11%, respectively. In order to achieve these capital levels, we will be required to raise additional capital. Our ability to raise additional capital depends to a significant extent on our financial performance and on forces outside of our control. Accordingly, we may not be able to raise the capital necessary to ensure that the Bank achieves the capital maintenance requirements of the Order. If the Bank is unable to achieve these capital requirements, it may face additional regulatory constraints and the ability of the Bank to continue as a going concern may be materially impaired. If the Bank fails to comply with the terms of the capital restoration plan that it has submitted to the FDIC once that plan is accepted, we will be obligated to pay to the Bank the lesser of five percent of the Bank's total assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all capital standards applicable to the Bank at the time it failed to comply. If we are unable to comply with our obligations under that commitment, our ability to continue to operate as a going concern could be materially impaired.

Liquidity needs could adversely affect our results of operations and financial condition.

We rely on dividends from the Bank, which are limited as a result of the Bank's losses in each of the last four yerars and by the terms of the Order, as our primary source of funds, and the Bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, restrictions on the rates that the Bank may pay because it is not well-capitalized, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Corporation may be required from time to time to rely on secondary sources of liquidity, which in some cases may be more costly, to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. The availability of these noncore funding sources are subject to broad economic conditions and, as such, the pricing on these sources may fluctuate significantly and/or be restricted at any point in time, thus impacting the Corporation's net interest income, its immediate liquidity and/or its access to additional liquidity. While the Corporation believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

We have increased levels of other real estate owned, primarily as a result of foreclosures, and we anticipate higher levels of foreclosed real estate expense.

As we continue to resolve non-performing real estate loans, the Corporation has increased the level of foreclosed properties, primarily those acquired from builders and from residential land developers. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments to appraisal values and gains or losses on disposition. These charges will likely remain at above historical levels as our level of other real estate owned remains elevated, and also if local real estate values continue to decline, negatively affecting the Corporation’s results of operations.

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

The Corporation is dependent on its information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on its financial condition and results of operations.

The Corporation’s operations rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. Although the Corporation takes protective measures and endeavors to modify these systems as circumstances warrant, the security of its computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. The Corporation outsources many of its major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt the Corporation’s operations. Because the Corporation’s information technology and telecommunications systems interface with and depend on third-party systems, the Corporation could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of the Corporation’s ability to process new and renewal loans, gather deposits and provide customer service, compromise its ability to operate effectively, damage its reputation, result in a loss of customer business and/or subject it to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

In addition, the Corporation provides its customers the ability to bank remotely, including online over the Internet. The secure transmission of confidential information is a critical element of remote banking. The Corporation’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. The Corporation may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that the Corporation’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Corporation to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Corporation’s systems and could adversely affect the Corporation’s reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject the Corporation to additional regulatory scrutiny, expose it to civil litigation and possible financial liability and cause reputational damage.

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

If the federal funds rate remains at current extremely low levels, the Corporation's net interest margin, and consequently the Corporation's net earnings, may be negatively impacted.

Because of significant competitive pressures in the Corporation's market and the negative impact of these pressures on its deposit and loan pricing, coupled with the fact that a significant portion of the Corporation's loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors' federal funds rate (which is at an extremely low rate as a result of current economic conditions), the Corporation's net interest margin continues to be negatively impacted. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated. The Corporation also expects loan pricing to remain competitive in 2012 and believes that economic factors affecting broader markets will likely result in reduced yields for the Corporation's investment securities portfolio as prepayments continue to escalate. As a result, the Corporation net interest margin, and consequently its profitability, may continue to be negatively impacted in 2012 and beyond.

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

Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material effect on our business, financial condition or results of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of the Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies; (v) the termination of investments by the U.S. Treasury under TARP; (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; (x) the authorization of interest-bearing transaction accounts; and (xi) changes in how the FDIC deposit insurance assessments will be calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like the Corporation and the Bank) are exempt from certain provisions of the legislation. Although certain regulations implementing portions of the Dodd-Frank Act have been promulgated, the Corporation is still unable to predict how this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect the Corporation. There can be no assurance that these or future reforms will not significantly increase the Corporation’s compliance or operating costs or otherwise have a significant impact on the Corporation’s business, financial condition and results of operations.

National or state legislation or regulation may increase our expenses and reduce earnings.

Federal bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Many state and municipal governments, including the State of Tennessee, are under financial stress due to the economy. As a result, these governments could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in a bank agreeing to limitations or to take actions that limit its operational flexibility, restrict its growth or increase its capital or liquidity levels all of which the Bank has agreed to in the Order. Failure to comply with any formal or informal regulatory restrictions, including the Order, could lead to further regulatory enforcement actions against us or the Bank. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

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

On February 29, 2012, American Patriot Bank sold the Maryville, Blount County, Tennessee, branch building and land to First State Bank of Union City, Tennessee. The building, along with certain fixed assets, were sold for a gross purchase price of $1,700,000, less accrued real estate taxes of $5,355. American Patriot Bank agreed to lease the facility from First State Bank through March 31, 2012 for $1. Loans and deposits were retained by the Bank and will be serviced and maintained at other locations beginning March 31, 2012.

ITEM 3.	LEGAL PROCEEDINGS

On March 2, 2012, the Company and Bank were named as defendants in a complaint filed in the Blount County Circuit Court. The plaintiffs have alleged intentional interference with a contract pursuant to Tennessee code, common law intentional interference with a contract, civil conspiracy and fraud relating to commitments to fund a loan to the plaintiffs. The plaintiffs are seeking compensatory damages, treble damages, punitive damages, reasonable attorney's fees and court costs. No amount of damages is specified in the complaint. The Company’s legal counsel is not able to provide an assessment regarding the potential outcome of the case or an estimate, or range of estimates, of potential damages; therefore, the Bank has not accrued a liability with respect to this lawsuit. The Company and Bank have aggregate insurance coverage of $3,000,000 which management believes is adequate to cover potential awards. Further, management believes they have strong defenses to all claims and intends to vigorously defend this lawsuit.

At December 31, 2011, the Company and the Bank were defendants in a complaint filed on May 19, 2009 by Robert A. Clemmer and Richard A Pearson in the Blount County Chancery Court. The plaintiffs have alleged breach of contract, promissory estoppels and negligent misrepresentation relating to commitments to fund various loans to certain plaintiffs. The plaintiffs were originally seeking compensatory damages of $3,600,000, punitive damages of $14,400,000 and treble damages; however, the plaintiffs have changed counsel and their new counsel has filed an amended complaint. The plaintiffs are now seeking injunctive relief and monetary damages in an unspecified amount. The case is in the discovery phase and the Company’s legal counsel is not able to provide an assessment regarding the potential outcome of the case or an estimate, or range of estimates, of potential damages; therefore the Bank has not accrued a liability with respect to this lawsuit. The Company and the Bank have aggregate insurance coverage of $3,000,000 which management believes is adequate to cover potential awards. Further, management believes they have strong defenses to all claims and intends to vigorously defend this lawsuit.

The Company and the Bank were also defendants in a complaint filed in the Blount County Circuit Court on August 20, 2010 by Billy R. Clemmer, Jennifer Clemmer and BRC Construction Inc. The plaintiffs had alleged breach of contract, negligent misrepresentation, intentional misrepresentation and violations of the Tennessee Consumer Protection Act relating to a commitment to fund a loan to the plaintiffs. The plaintiffs were seeking compensatory damages of $500,000, punitive damages of $1,000,000 and treble damages. In November 2011, the parties reached a settlement of the claims raised in the litigation. The court has approved the settlement and this litigation has now concluded.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Corporation is not traded through an organized exchange nor is there a known active trading market. The number of shareholders of record at December 31, 2011 was 1,834. The following table shows the quarterly range of high and low sale prices for the Corporation's stock during the fiscal years 2011 and 2010. These sale prices represent known transactions and do not necessarily represent all trading transactions for the periods.

Year		High	Low

2010:	First Quarter	$2.75	$2.75
	Second Quarter	$2.75	$2.75
	Third Quarter	$2.75	$2.75
	Fourth Quarter	$2.00	$1.50

2011:	First Quarter	$1.50	$1.50
	Second Quarter	$1.50	$1.50
	Third Quarter	$1.50	$1.50
	Fourth Quarter	$1.50	$1.50

Dividends

The payment of cash dividends is subject to the discretion of the Corporation's Board of Directors and the Bank's ability to pay dividends. The Bank's ability to pay dividends is restricted by applicable regulatory requirements. The Corporation cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future, the Corporation has never paid dividends in the past and the Corporation does not foresee paying dividends in the future. Tennessee law provides that without the approval of the Commissioner of the TDFI dividends may be paid by the Bank in an amount equal to net income in the calendar year the dividend is declared plus retained earnings for the prior two years. This means that because of the losses the Bank incurred in 2011 and 2010 and the Order’s restrictions on the Bank’s ability to pay dividends to the Corporation, the Bank cannot pay to the Corporation dividends in 2012 without the prior approval of the Commissioner of the TDFI.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The Corporation made no repurchases of its equity securities, and no Affiliated Purchasers (as defined in Rule 10b - 18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of the Corporation's equity securities during the fourth quarter of the fiscal year ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, the Corporation is not required to include this information in this Report.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2011 and 2010. The discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in order to obtain a better understanding of the information contained in the financial statements. The discussions contained herein are for the consolidated entity American Patriot Financial Group, Inc. (the “Corporation”) and its wholly-owned subsidiary American Patriot Bank (the “Bank”) collectively referred to herein as the “Company”.

Overview

During 2011 and 2010, the financial industry continued to experience instability and anxiety as economic conditions remained depressed. Dramatic declines in the housing market during the past three years as well as elevated levels of foreclosures and unemployment have been widespread. The Company did not participate in the subprime residential mortgage loans to retail customers, and did not invest in private label mortgaged backed securities or the preferred stock of Freddie Mac and Fannie Mae. Nonetheless, the effects of a slow economy, continued historically low levels of housing starts and real estate development and related sale activities adversely affected the Company’s portfolio of loans to builders and developers of residential real estate. The Company’s loans to commercial customers in the related building trades and allied industries have also been adversely impacted. As a result, the Company has continued to incur a net loss in 2011.

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

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02). ASU 2011-02 amends ASC Topic 310 — Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. ASU 2011-02 also makes disclosure requirements deferred under ASU 2011-01 effective for interim and annual periods beginning on or after June 15, 2011. Adoption of ASU 2011-02 did not have a material impact on the Company's consolidated financial statements or operations.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03), intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The Company is evaluating the effect, if any, the adoption of ASU 2011-03 will have on its consolidated financial statements or operations.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company is evaluating the effect, if any, the adoption of ASU 2011-04 will have on its consolidated financial statements or operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05), intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. Amendments under ASU 2011-05 for public entities should be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the the effect, if any, the adoption of ASU 2011-05 will have on its consolidated financial statements or operations.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-08). ASU 2011-08 amends Topic 350, Intangibles – Goodwill and Other, to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Results of Operations

The Company had a net loss of $1,187,521 for the year ended December 31, 2011 (or a $.51 per diluted common share loss) compared to a net loss of $2,297,818 (or a $.97 per diluted common share loss) for the year ended December 31, 2010. A significant decrease in interest income on loans was the primary cause of the net loss for the year ended December 31, 2011. The decrease in interest income is primarily due to significant increases in nonperforming assets principally the result of loans being moved to other real estate owned.

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Interest income for 2011 was $4,015,092 compared to $5,047,338 in 2010. Total interest expense was $1,176,837 in 2011 compared to $1,901,885 in 2010. The net interest margin was 3.44% in 2011 compared to 3.26% in 2010, or an 18 basis point increase. Average earning assets decreased approximately $14 million (14.49%) to approximately $82 million for the year 2011 as compared to $96 million for the year 2010. Average interest-bearing liabilities decreased approximately $10 million (9.68%) in 2011 to $89 million as compared to $99 million in 2010. The improvement in the net interest margin was due to a decrease in the cost of interest bearing liabilities of 61 basis points which exceeded the decrease in the yield on earning assets of 37 basis points. The Bank was able to reduce funding costs while the yield on loans has remained relatively the same as many of the loans have reached their floor rates. If interest rates remain stable, net interest margin should continue to expand. However, rate floors in many of our variable rate loans would initially slow or eliminate any increase in net interest margin if rates were to increase.  Despite the improvement in net interest margin, continued elevated levels of nonaccrual loans has in 2011, and will in the future, continue to negatively impact our net interest margin.

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

The year 2011 represents the Bank’s tenth full year of operations. During 2011, the Bank recognized a provision for loan losses of $12,057 as compared to $1,382,685 for 2010. This decrease was generated primarily by continued efforts on the part of management to improve the Company’s asset quality, resulting in reduced levels of impaired loans and related specific reserve allowances. Further, an overall decline in outstanding loans from 2010 to 2011 has contributed to the reduction in allowance for loan losses and reduced provision for loan losses during 2011. Both loans individually evaluated for impairment and loans collectively evaluated for impairment declined during 2011, resulting in management’s determination that a reduction in the allowance for loan losses and provision expense for 2011 was appropriate. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss, which management believes is representative of probable loan losses. Other factors considered by management include the composition of the loan portfolio, economic conditions, results of regulatory examinations, and the creditworthiness of the Bank’s borrowers and other qualitative factors.

The Bank incurred a decrease in net charge-offs during 2011 as compared with 2010. Net charge-offs were $1,331,993 and $1,509,334 for 2011 and 2010, respectively. This impacted the Bank’s historical loss ratio and consequently the allowance for loan losses calculation. Gross loans decreased from $76,715,535 at December 31, 2010 to $61,138,348 or 20.3% at December 31, 2011. Loans classified as impaired decreased during 2011. Impaired loans at December 31, 2011 were $6,239,409 as compared to $12,821,531 at December 31, 2010. Management continues to evaluate its impaired loans and provides valuation allowances as considered necessary.

Management believes that the allowance for loan losses is adequate at December 31, 2011. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, or changes in the circumstances of particular borrowers.  In 2012, management intends to continue aggressive strategies for problem loan resolution, and is committed to maintaining loan loss reserves to levels sufficient to absorb losses recognized in the pursuit of this strategy.

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

Noninterest Income

The Company's noninterest income consists of service charges on deposit accounts and other fees and commissions. Total noninterest income for 2011 was $411,462 compared to $966,820 in 2010. Service charge income decreased during 2011 by $56,940 or 15.8% when compared to 2010. The primary cause of the decline in service charges between 2010 and 2011 was related to declines in NSF and overdraft fees. These fees are primarily activity driven and relate to transaction based checking accounts. The Bank noted a significant decline in checking account customers when comparing 2011 to 2010, and a corresponding decrease in NSF and overdraft transactions during 2011, as compared to 2010. There was a decrease of $10,134 or 61.0% in fees from origination of mortgage loans sold from $16,617 in 2010 to $6,483 in 2011. Other noninterest income decreased $488,284 or 82.8% from $589,972 in 2010 to $101,688 in 2011. The primary cause for the decrease relates to insurance recoveries in 2010 of $467,196. Earnings on the cash surrender value of bank owned life insurance (BOLI) was $46,860 during 2011. The cash surrender value earnings for 2010 was $105,457, a decrease of $58,597 when compared to the earnings in 2011. The decrease in the 2011 BOLI earnings is due to an estimated surrender charge of approximately $56,000 the Bank would incur if the policies were redeemed early. The FDIC requested the Bank to reduce the 2011 BOLI earnings based on this estimate.

Noninterest Expense

Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following shows the comparison of our noninterest expense for the years ended December 31, 2011 and 2010:

27

			2011-2010
	Years ended		Percent
	December 31,		Increase
	2011	2010	(Decrease)

Noninterest expense:
Salaries and employee benefits	$1,554,761	$1,464,902	6.13%
Occupancy	572,093	567,907	.74%
Advertising	14,692	20,069	(26.79)%
Data processing	313,305	307,271	1.96%
Legal and professional	471,629	561,084	(15.94)%
Depository insurance	356,851	457,068	(21.93)%
Foreclosed real estate, net	662,389	927,090	(28.55)%
Other operating	479,461	496,880	(3.51)%
Total noninterest expense	$4,425,181	$4,802,271	(7.85)%

Salaries and benefits increased $89,859 in 2011, when compared to 2010. The increase in salaries and benefits is, for the most part, due to increase in senior level management positions that were added to work troubled debt and collections. Legal and professional fees decreased $89,455 in 2011, as compared to 2010. Management continues to incur high levels of expenses to meet the demands of regulatory requirements, especially relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the requirements of the Order, in addition to strategic plan development. Foreclosed real estate expense decreased $264,701 from $927,090 at December 31, 2010 to $662,389 at December 31, 2011. This represents a decrease of 28.55% during 2011 when compared to 2010. Foreclosed real estate expense is composed of three types of charges: maintenance costs, valuation adjustments based on new appraisal values and gains or losses on disposition. The decrease in foreclosed real estate expense is due to a decrease in losses on the disposition of foreclosed assets and a decrease in write-downs taken on foreclosed assets subsequent to foreclosure. At December 31, 2011, the Company had $10.5 million in foreclosed assets compared to $3.9 million at December 31, 2010. The Company anticipates an increase in foreclosed real estate charges for 2012 as the level of foreclosed assets has increased significantly between December 31, 2010 and December 31, 2011. Management believes the level of foreclosures should decrease substantially from 2011 levels.

ATM expenses, FDIC insurance and state banking assessments are expected to decrease during 2012, primarily as a result of a change in the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital beginning in the second quarter of 2011 resulting from the Dodd-Frank Act. FDIC insurance costs for 2011 declined by $100,217 when compared to 2010, due to both declines in deposits and changes in the assessment methodology.

Financial Condition

Total assets at December 31, 2011, were $94,209,533, a decrease of $5,879,433 or 5.9% from 2010 year end assets of $100,088,966. Deposits decreased to $91,335,921 at December 31, 2011, a decrease of $2,318,398 or 2.5% from $93,654,319 at December 31, 2010. Gross loans decreased by $15,577,187, or 20.3%, to $61,138,348 at year end 2011, from $76,715,535 at year-end 2010. Federal Home Loan Bank (“FHLB”) Stock remained the same at $296,500 at December 31, 2011 when compared to December 31, 2010. Securities available for sale increased by $61,316, or 2.1% to $2,978,033 at year end 2011 compared to $2,916,717 at year end 2010. Most of the decrease in total assets from 2010 to 2011 is accounted for by the decrease in the loan portfolio.

The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of loans, sources of funds, and restricted equity investments are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are discussed below.

Loans

Gross loans outstanding totaled $61,138,348 at December 31, 2011 compared to $76,715,535 at December 31, 2010. All loan types decreased in 2011 as compared to 2010. Consumer and owner occupied residential loans decreased approximately 6.7% as a percentage of the entire portfolio. Aggregate commercial (non-real estate) loans declined approximately 3.7% as a percentage of the entire portfolio, with commercial real estate also decreasing by 10.0%. These decreases are reflective of the current economic market in our primary lending areas. Further, as our capital declined during 2011, so did our legal lending limits. As commercial and commercial real estate tend to be larger loans, our ability to make and hold these types of loans decreased in 2011, which contributed to the decline seen.

In the event that a loan is 90 days or more past due the accrual of income is generally discontinued when the full collection of principal or interest is in doubt unless the obligations are both well secured and in the process of collection. At December 31, 2011, there were no loans 90 days or more past due and still accruing interest. Total loans in non-accrual status equaled $6,061,143. The decrease in nonaccrual loans is due to certain of our problem loans being foreclosed on and transferred to foreclosed assets. The level of nonaccrual loans remains elevated as a result of the continued weakened real estate market in the Company’s market areas, particularly its Blount County market. Within this segment of the loan portfolio, the Company makes loans to home builders and developers and sub-dividers of land. These borrowers have experienced stress due to a combination of declining residential real estate demand and resulting price and collateral value declines. Further, housing starts in the Company’s market areas continue to lag historical levels.

The following is a summary of information pertaining to impaired loans:

	December 31,	December 31,
	2011	2010

Impaired loans with a specific valuation allowance	$1,179,871	$5,815,229
Total specifically evaluated impaired loans	$6,239,409	$12,821,531
Specific valuation allowance related to impaired loans	$213,883	$1,380,339

Evaluation for impairment was completed on all loans classified substandard and doubtful regardless of size.

There are no commitments to lend additional funds to any of the impaired borrowers.

As of December 31, 2011, the Company has identified loans aggregating $6,239,409 as being impaired, of which $6,061,143 are non-performing as it relates to payment of interest. The significant improvement of impaired loans was primarily due to a large number of foreclosures that were completed in 2011. A small amount of loans did improve and were removed from the impaired category or were paid off. The foreclosures have resulted in a decrease in specific allowance as the allowance is taken against the property at time of foreclosure. The continuation of improved collections and concentration on workout loans has contributed to the decrease of impaired loans and the increase of troubled debt now on repayment plans. While the current economic market in Greene and Blount Counties continues to place a stress on borrowers, the number of new impaired loans has decreased as the loans with economic difficulty have been identified through credit review in previous quarters and action plans developed by management over the last 12 months have been implemented.

Nonperforming Assets

At December 31, 2011 the Company had $16.6 million in nonperforming assets compared to $14.2 million on December 31, 2010. Of the $16.6 million, $1.5 million have been paying timely and will be moved from nonperforming to performing in the first quarter of 2012. Of the $16.6 million, $10.5 million were in foreclosed assets. Management is generating income where possible on the foreclosed real estate to offset holding costs. The continued elevated levels of nonperforming asset balances that the Company experiences is primarily related to aggressive collection efforts on problem loans and a weakened real estate market in its primary markets. The Company believes that its nonperforming asset levels, although elevated, will begin to level off in 2012 as the Company works diligently to remediate these assets.

Restricted Equity Investments

FHLB stock at December 31, 2011 and 2010 was carried at cost of $296,500. As a member of the FHLB, the Company is required to maintain stock in an amount equal to 0.15% of total assets and 4% of outstanding FHLB advances. FHLB stock is maintained by the Company at par value of $100 per share.

Securities Available for Sale

Securities have been classified in the balance sheet according to management’s intent as securities available for sale. The amortized cost and approximate fair value of securities at December 31, 2011 and 2010 is as follows:

	2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available for sale:
U.S. Government agencies and corporations	$2,000,000	$4,780	$-	$2,004,780
Mortgage-backed securities	$938,092	$35,161	$-	$973,253

	2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available for sale:
U.S. Government agencies and corporations	$2,500,000	$-	$(54,550)	$2,445,450
Mortgage-backed securities	$494,841	$-	$(23,574)	$471,267

At December 31, 2011, securities with a fair value of approximately $2,377,526 were pledged to secure a federal funds line of credit with First National Bankers Bank of Alabama, and $600,507 is pledged to the Tennessee State Treasurer for the Tennessee Collateral Pool membership.

Deposits and Other Funding

Total deposits, which are the principal source of funds for the Company, were $91,335,921 at December 31, 2011 compared to $93,654,319 at December 31, 2010. The decrease of $2,318,398 from year end 2010 to year end 2011 represents a decrease of 2.48%. The Company has targeted local consumers, professional and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers. The Company has established a line of credit with the FHLB secured by 1-4 family residential mortgage loans. The Company had no amounts outstanding of FHLB advances at December 31, 2011. At December 31, 2010, the Company had outstanding advances of $2,624,906 at the FHLB. At December 31, 2011, the Company also had $900,000 in short-term borrowings from Jefferson Federal Bank secured by 100% of the stock of the bank, and $21,000 in unsecured promissory notes with two current and one former director which are due on demand. See Notes 2 and 8 of our audited consolidated financial statements for further information. The $900,000 loan matured on February 28, 2011. As of the date of this report, the payment due February 28, 2011 has not been paid and the Company does not have the financial resources to make such payment. The loan is in default and the lender could foreclose on its collateral, the stock of the Bank, and accordingly acquire the Bank at any time. On July 14, 2011, the lender sent a letter to the Bank demanding payment in full of the note.

Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits, other than public funds and brokered deposits, issued in denominations of $100,000 or less while all other funding is deemed to be non-core. Because, among other reasons, the Bank is “significantly undercapitalized” under the prompt corrective action provisions of the FDICIA and subject to minimum capital requirements in the Order, it may not accept, renew or rollover brokered deposits. It is also prohibited from paying interest on deposits at rates higher than national rate caps. These limitations could place pressure on the Bank’s liquidity as it may be unable to retain deposits as they mature.

The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at December 31, 2011 and December 31, 2010:

	December 31,		December 31,
	2011	Percent	2010	Percent
Core funding:
Noninterest-bearing deposit accounts	$5,452,556	5.91%	$5,275,302	5.43%
Interest-bearing demand accounts	5,980,407	6.48%	3,994,177	4.11%
Savings and money market accounts	20,618,033	22.35%	18,714,264	19.25%
Time deposits accounts less than $100,000	39,721,052	43.06%	46,937,735	48.29%
Total core funding	$71,772,048	77.80%	$74,921,478	77.08%

Non-core funding:
Time deposit accounts greater than $100,000	$18,526,962	20.08%	$18,284,777	18.81%
Public funds	1,036,911	1.12%	448,064	0.46%
Federal Home Loan Bank advances and short-term borrowings	921,000	1.00%	3,545,906	3.65%
Total non-core funding	20,484,873	22.20%	22,278,747	22.92%
Totals	$92,256,921	100.00%	$97,200,225	100.00%

Liquidity

At December 31, 2011, the Company had liquid assets of approximately $13.3 million in the form of cash and federal funds sold compared to approximately $11.3 million on December 31, 2010. Additional liquidity should be provided by loan repayments; however, the restrictions on the Bank’s ability to accept, rollover or renew brokered deposits and on the rates that the Bank may pay on other deposits may negatively impact the Bank’s ability to grow or retain its deposits. The Company also has the ability to purchase federal funds and is a member of the FHLB that may provide an additional credit line if necessary. The Company has been approved to borrow funds at the Federal Discount Window.

Capital

Stockholders' equity at December 31, 2011 was $1,028,181, a decrease of $1,114,663 from $2,142,844 at December 31, 2010. This decrease was due to a net loss of $1,187,521 for 2011 and the change in unrealized holding gains for securities available for sale of $72,858 maintained in accumulated other comprehensive income.

On June 3, 2009, the Bank consented to the issuance of the Order. The more significant terms of the Order are discussed in Note 2 to the consolidated audited financial statements.

Pursuant to the terms of the Order, as more fully described below, the Bank is required to develop and implement a capital plan that increases the Bank’s Tier 1 capital ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio to 8%, 10% and 11%, respectively. The Bank has submitted numerous capital plans to the FDIC since the Order was issued and none of those have been accepted. The most recent capital restoration plan proposed by the Bank was submitted to the FDIC and the TDFI for approval on May 12, 2011; however, this capital plan was declined by the FDIC.

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

In August 2010, the FDIC notified the Bank that, due to the Bank’s “significantly undercapitalized” status, it intended to issue the Bank a prompt corrective action directive requiring the Bank to submit an acceptable capital restoration plan providing that, among other things, at a minimum the Bank shall restore and maintain its capital to the level of “adequately capitalized.” This directive was issued on August 17, 2010. In the event that the Bank does not increase its Tier 1 capital in accordance with the requirements of this directive, the Bank will be required under the directive to take any necessary action to result in the Bank’s acquisition by another depository institution holding company or merge with another insured depository institution. Numerous capital restoration plans have been submitted, however none of these plans have yet been accepted by the FDIC because the FDIC was unable to determine that the capital restoration plans were based on realistic assumptions or were likely to succeed in restoring the Bank’s capital. In order to secure the approval of the FDIC of the Bank’s capital restoration plan, the Corporation executed on May 6, 2011, a Capital Maintenance Commitment and Guaranty (the “Commitment”) with the FDIC, which was declined. The Bank and the Corporation are in the process of resubmitting a revised Capital Maintenance Commitment and Guaranty.  Pursuant to the Commitment, the Corporation will be required to provide the FDIC assurance in the form of a financial commitment and guaranty that the Bank will comply with the Bank’s capital restoration plan until the Bank has been adequately capitalized on average during each of four consecutive quarters and, in the event the Bank fails to so comply, to pay to the Bank the lesser of five percent of the Bank's total assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all capital standards applicable to the Bank at the time it failed to comply. In our most recent capital restoration plan, we have stated that our primary focus regarding improving our capital is on the sale or merger of the Corporation or the Bank. Secondarily, we are trying to raise sufficient amounts of capital necessary to capitalize the Bank at or above those levels required in the Order. If we are unable to find a merger partner or anyone to buy us, and we are also unable to raise sufficient capital to meet the capital commitments the Bank has made to the TDFI and the FDIC, we may be closed by the FDIC. The directive also imposes certain limitations on the Bank’s operations, many of which the Bank is already subject to under the terms of the Order or as a result of the Bank falling below “adequately capitalized” at June 30, 2009, including limitations on the Bank’s ability to pay dividends, to pay management fees to the Company, to grow the Bank’s asset base, to make acquisitions, establish new branches or engage in new lines of business, to pay board and committee fees, to accept, renew or rollover brokered deposits and to pay interest rates on deposits above national rate caps. The terms of the directive require that the directive shall remain effective until the Bank has been “adequately capitalized” on average for four consecutive quarters.

The Bank and the Company are currently evaluating their respective capital options and the Company is actively seeking another company with which to merge or by which to be acquired.

At December 31, 2011, the Bank’s capital ratios continued to be less than the required minimum ratios and accordingly, the Bank remains within the category of “significantly undercapitalized” under the FDIC’s prompt corrective action provisions. In addition to the limitations on the Bank’s activities mandated by the Order and the prompt corrective action directive, the Bank, because it is significantly undercapitalized, is also now subject to determinations by the FDIC to require the Bank to be recapitalized, to restrict transactions with affiliates, restrict interest paid on deposits and to require changes in the directorate and/or senior management. The Company’s and the Bank’s actual capital amounts and required ratios applicable to the Bank under the Order are as follows:

					Minimum Amount
					Necessary To Be Well		To Comply With
			Minimum Amount		Capitalized Under		Minimum Capital
			Necessary For Capital		Applicable Regulatory		Requirements
	Actual		Adequacy Purposes		Provisions		Per Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011 (in Thousands)
Tier 1 Capital (To Average Assets)
Consolidated	$1,003	1.06%	$3,776	4%	$4,719	5%	—	—
American Patriot Bank	$2,040	2.16%	$3,776	4%	$4,719	5%	$7,551	8%

Tier 1 Capital (To Risk Weighted Assets)
Consolidated	$1,003	1.39%	$2,885	4%	$4,327	6%	—	—
American Patriot Bank	$2,040	2.83%	$2,885	4%	$4,327	6%	$7,212	10%

Total Capital (To Risk Weighted Assets)
Consolidated	$1,914	2.65%	$5,769	8%	$7,212	10%	—	—
American Patriot Bank	$2,951	4.09%	$5,769	8%	$7,212	10%	$7,933	11%

As of December 31, 2010 (in Thousands)
Tier 1 Capital (To Average Assets)
Consolidated	$2,191	2.14%	$4,102	4%	$5,128	5%	—	—
American Patriot Bank	$3,153	3.07%	$4,102	4%	$5,128	5%	$8,204	8%

Tier 1 Capital (To Risk Weighted Assets)
Consolidated	$2,191	2.78%	$3,148	4%	$4,722	6%	—	—
American Patriot Bank	$3,153	4.01%	$3,148	4%	$4,722	6%	$7,871	10%

Total Capital (To Risk Weighted Assets)
Consolidated	$3,199	4.06%	$6,296	8%	$7,871	10%	—	—
American Patriot Bank	$4,161	5.29%	$6,296	8%	$7,871	10%	$8,658	11%

The Bank is considered significantly undercapitalized at December 31, 2011. If the Bank’s Tier 1 leverage ratio falls below 2%, the Bank will be deemed to be “critically undercapitalized.” Critically undercapitalized institutions are subject to appointment of a receiver or conservator generally within 90 days of the date on which the institution became critically undercapitalized. See Notes 2 and 12 of the consolidated financial statements for additional information.

If the Company is able to raise capital through the sale of the Company’s common stock, those sales would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company.

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

At December 31, 2011, approximately 66% of the Company’s gross loans had adjustable rates. Based on the asset/liability modeling management believes that these loans reprice at a faster pace than liabilities held at the Company. Because the majority of the institution’s liabilities are 12 months and under and the gap in repricing is asset sensitive, with loans repricing daily, management believes that a rising rate environment should have a positive impact on the Company’s net interest margin. Floors in the majority of the Company’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at December 31, 2011, had outstanding unused lines of credit and standby letters of credit that totaled $6,389,480. These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements. The Company has the ability to liquidate federal funds sold or, on a short-term basis, to purchase federal funds from other banks and to borrow from the Federal Home Loan Bank. At December 31, 2011, the Company had established with correspondent banks the ability to purchase federal funds if needed.

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

In addition, as a result of the Bank’s total risk-based capital ratio falling below 6% at September 30, 2010, and remaining below 6% at December 31, 2011, the Bank is considered “significantly undercapitalized” and it is subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which among other things: (i) restricts payment of capital distributions and management fees; (ii) requires that the FDIC monitor the condition of the Bank; (iii) required submission of a capital restoration plan within 45 days; (iv) restricts the growth of the Bank's assets; and (v) requires prior approval of certain expansion proposals, many of which restrictions or obligations, including the requirement to submit a capital restoration plan, the Bank was already subject to as a result of the Order. The Bank has submitted its capital restoration plan to the FDIC for approval, but the plan has not yet been approved by the FDIC.

I.	Average Balance Sheets, Net Interest Revenue and Changes in Interest Income and Interest Expense

The following table shows the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for each of the years in the two-year period ended December 31, 2011. The table is presented on taxable equivalent basis, if applicable.

	2011			2010
		Interest	Average		Interest	Average
	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest-earning assets:

Loans (including fees)	$67,511,317	$3,880,602	5.75%	$85,971,390	$4,951,893	5.76%
Securities - AFS	2,944,318	58,244	1.98%	2,797,542	48,302	1.73%
FHLB stock	296,500	12,599	4.25%	296,500	12,969	4.37%
Interest-bearing deposits in banks	9,321,937	57,711	0.62%	4,091,121	26,011	0.64%
Federal funds sold	2,319,042	5,936	0.26%	3,232,028	8,163	0.25%

Total interest-earning assets/interest-income	82,393,114	4,015,092	4.87%	96,388,581	5,047,338	5.24%

Cash and due from banks	1,497,203			2,530,281
Other assets	15,514,877			12,787,978
Allowance for loan losses	(2,373,978)			(2,785,635)

Total Assets	$97,031,216			$108,921,205

Liabilities and Stockholder's Equity:

Interest-bearing liabilities:

Demand deposits	$20,948,798	$161,848	.77%	$20,982,019	$237,567	1.13%
Savings deposits	2,651,065	6,459	0.24%	2,343,371	5,653	0.24%
Other time deposits	63,497,309	902,132	1.42%	70,590,399	1,456,157	2.06%
FHLB advances and other borrowings	2,021,371	106,398	5.26%	4,764,279	202,508	4.25%

Total interest-bearing liabilities/interest-expense	89,118,543	1,176,837	1.32%	98,680,068	1,901,885	1.93%

35

	2011			2010
		Interest	Average		Interest	Average
	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rate	Balance	Expense	Rate

Non-interest bearing demand deposits	5,447,371			5,849,414
Other liabilities	907,052			935,335
Stockholder's equity	1,558,250			3,456,388

Total liabilities and stockholder's equity	$97,031,216			$108,921,205

Net interest earnings		$2,838,255			$3,145,453

Net interest spread			3.55%			3.31%
Net interest margin			3.44%			3.26%

Note: Average loan balances include nonaccrual loans. Interest collected on nonaccrual loans has been included.

The net interest margin for 2011 was 3.44% compared to a net interest margin of 3.26% for the same period in 2010, an increase of 18 basis points. The improvement in the net interest margin was due to a decrease in the cost of interest bearing liabilities of 61 basis points which exceeded the decrease in the yield on earning assets of 37 basis points. Other matters related to the changes in net interest income, net yields and rate, and net interest margin are presented below:

▪	Our loan yields decreased slightly from 2010 to 2011. For asset/liability management purposes, we have emphasized variable rate loans since our inception such that approximately 66.0% of our loans are variable rate loans at December 31, 2011. Variable rate loans generally have lower yields than do fixed rate loans, but better match the cost of funds in a rising rate environment.

▪	During 2011 the average balances of noninterest bearing deposits decreased by $402,043 or 6.87%, while interest bearing liabilities decreased by $9,561,525 or 9.69%. Rates decreased in 2011 over 2010. Management anticipates the funding rates to remain stable or slightly decrease on interest bearing liabilities for most of 2012.

▪	During 2011 and 2010 we invested a portion of our excess liquidity in lower-earning securities rather than loans, which typically carry a higher yield.

Net interest income decreased by $307,198 between the years ended December 31, 2011 and 2010 and decreased by $110,263 from December 31, 2009 to December 31, 2010.

The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes:

	2011 Compared to 2010			2010 Compared to 2009
	Increase (Decrease) due to			Increase (Decrease) due to
	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets:

Loans	$(8,004)	$(1,063,287)	$(1,071,291)	$(197,793)	$(1,027,771)	$(1,225,564)
Investment securities	7,408	2,534	9,942	1,863	32,840	34,703
FHLB stock	(370)	-	(370)	(670)	59	(611)
Interest-bearing deposits in banks	(1,557)	33,257	31,700	8,828	16,072	24,900
Federal funds sold	79	(2,306)	(2,227)	(240)	(12,870)	(13,110)

Total interest-earning assets	(2,444)	(1,029,802)	(1,032,246)	(188,012)	(991,670)	(1,179,682)

Interest-bearing liabilities:

Demand deposits	(75,343)	(376)	(75,719)	(133,815)	(88,143)	(221,958)
Savings deposits	64	742	806	(440)	(612)	(1,052)
Other time deposits	(407,707)	(146,318)	(554,025)	(662,390)	(125,704)	(788,094)
FHLB advances and other borrowings	20,479	(116,589)	(96,110)	9,555	(67,870)	(58,315)

Total interest-bearing liabilities	(462,507)	(262,541)	(725,048)	(787,090)	(282,329)	(1,069,419)

Net interest income	$460,063	$(767,261)	$(307,198)	$599,078	$(709,341)	$(110,263)

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair market has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Securities with a carrying value of $2,377,526 have been pledged to secure a federal funds line of credit with First National Bankers Bank of Alabama as of December 31, 2011. The U.S. Government securities all have maturity dates of 4 to 6 years. The Company has two government guaranteed mortgage-backed securities one has a maturity of 28 years although with monthly principal pre-payments, the average life is currently estimated to be 2.76 years. The second has a maturity of 15 years although with monthly principal pre-payments, the weighted average life is currently estimated to be 6.71 years.

III.	LOAN PORTFOLIO

A.	Loan Types.

The following schedule details the loans of the Company at December 31, 2011 and 2010:

	December 31,
	2011	2010

Mortgage loans on real estate:
Residential 1-4 family	$33,029,125	$37,907,120
Nonresidential and multifamily	15,864,782	21,222,784
Construction and development	3,145,865	5,415,167
	52,039,772	64,545,071

Commercial	8,005,113	10,805,289

Consumer	1,093,463	1,365,175

Total loans	61,138,348	76,715,535

Less:
Estimated allowance for loan losses	(1,636,074)	(2,956,010)

Loans, net	$59,502,274	$73,759,525

B.	Maturities and Sensitivities of Loans and Deposits to Changes in Interest Rates

The following schedule details maturities and sensitivities to interest rate changes for loans and deposits as of December 31, 2011:

	Within	1 to 5	Over 5
	1 year	years	years	Total
Uses of Funds:

Loans
Residential 1-4 family	$12,247,696	$15,140,663	$5,640,766	$33,029,125
Nonresidential and multifamily	8,951,197	5,527,088	1,386,497	15,864,782
Construction and development	1,458,536	1,617,662	69,667	3,145,865
Commercial	3,861,987	3,881,094	262,032	8,005,113
Consumer	382,501	710,962	-	1,093,463
Total Loans	26,901,917	26,877,469	7,358,962	61,138,348

FHLB stock	296,500	-	-	296,500
Securities - AFS	-	1,503,845	1,474,188	2,978,033
Interest-bearing deposits in banks	9,774,862	-	-	9,774,862
Bank owned life insurance	-		2,617,088	2,617,088
Federal funds sold	2,051,674	-	-	2,051,674
Total earning assets	$39,024,953	$28,381,314	$11,450,238	$78,856,505

	Within	1 to 5	Over 5
	1 year	years	years	Total
Source of funds:

Deposits:
Interest-bearing
Money market, interest, checking, and savings	$26,809,956	$-	$-	$26,809,956
Time deposits	44,151,177	14,922,232	-	59,073,409
Total Deposits	70,961,133	14,922,232	-	85,883,365

Borrowings	921,000	-	-	921,000

Total interest-bearing liabilities	$71,882,133	$14,922,232	$-	$86,804,365

Net repricing gap	$(32,857,180)	$13,459,082	$11,450,238	$(7,947,860)

Rate sensitivity gap:
Net repricing gap as a percentage of total earning assets	(41.67)%	17.07%	14.52%	(10.08)%
Cumulative gap:	$(32,857,180)	$(19,398,098)	$(7,947,860)

Cumulative gap as a percentage of total earning assets	(41.67)%	(24.60)%	(10.08)%

Rate Risk:

Loans with predetermined rates	$8,954,620	$6,667,016	$4,918,095	$20,539,731

Loans with variable/adjusted rates	17,947,297	20,210,453	2,440,867	40,598,617

	$26,901,917	$26,877,469	$7,358,962	$61,138,348

C.	Risk Elements

The following table presents information regarding nonaccrual, past due and restructured loans at December 31, 2011 and 2010:

	2011	2010
Loans accounted for on a non-accrual basis:
Number	33	54
Amount	$6,061,143	$10,269,694
Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal or interest payments:
Number	0	15
Amount	$-	$1,895,621
Loans defined as “troubled debt restructurings”
Number	11	0
Amount	$2,536,218	$-

Accrual of interest is discontinued on a loan when management of the Company determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

The Bank has specifically identified and evaluated $6,239,409 and $12,821,531 in impaired loans at December 31, 2011 and 2010, respectively. The Bank has reserved $213,883 and $1,380,339 related to these specifically evaluated loans as of December 31, 2011 and 2010, respectively.

There are no other loans which are not disclosed above, but where known, information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

The following schedule details selected information related to the estimated allowance for loan loss account of the Company at December 31, 2011 and 2010:

	December 31
	2011	2010
Balance at beginning of year	$2,956,010	$3,082,659

Provision charged to expense	12,057	1,382,685

Charge offs:
Residential 1-4 family	(407,223)	(757,725)
Nonresidential and multifamily	(303,212)	-
Construction and development	(446,873)	(708,376)
Commercial loans	(481,267)	(123,836)
Consumer loans	(42,406)	(53,192)

Total Loan Losses	(1,680,981)	(1,643,129)

Recoveries:
Residential 1-4 family	77,802	23,521
Nonresidential and multifamily	937	-
Construction and development	163,679	80,468
Commercial loans	80,993	15,650
Consumer loans	25,577	14,156
Total Loan Recoveries	348,988	133,795
Net Charge Offs	(1,331,993)	(1,509,334)
Balance at end of year	$1,636,074	$2,956,010
Ratio of net charge offs during the period to average loans outstanding during the period	1.97%	1.76%
Allowance for loan losses as a percentage of year end loans	2.68%	3.85%

At December 31, 2011 and 2010, the allowance for loan losses was allocated as follows:

	December 31, 2011		December 31, 2010
		Percentage of loan		Percentage of loan
		in each category		in each category
	Amount	to total loans	Amount	to total loans

Mortgage loans on real estate:
Residential 1-4 family	$653,647	54.02%	$948,868	49.41%
Nonresidential and multifamily	91,284	25.95%	460,801	27.66%
Construction and development	411,000	5.15%	853,849	7.06%
	1,155,931		2,263,518

Commercial loans	154,850	13.09%	651,319	14.08%

Consumer loans	30,625	1.79%	41,173	1.79%

Unallocated	294,668	0.00%	-	0.00%

	$1,636,074	100.00%	$2,956,010	100.00%

The following is a summary of information pertaining to non-accrual loans at December 31, 2011 and 2010:

Nonaccrual Loans:	2011	2010
Residential 1-4 family	$3,181,874	$3,464,994
Nonresidential and multifamily	2,515,410	4,528,590
Construction and development	275,205	1,080,586
Commercial	78,956	1,182,141
Consumer	9,698	13,383

Total	$6,061,143	$10,269,694

The following table presents an aged analysis of past due financing receivables as follows:

December 31, 2011:

		Past Due
	30-89 Days	90 Days
	Past Due	or More
	and	and		Total	Current	Total
	Accruing	Accruing	Non-Accrual	Past Due	Loans	Loans
Residential 1-4 family	$2,015,559	$-	$3,181,874	$5,197,433	$27,831,692	$33,029,125
Nonresidential and multifamily	332,167	-	2,515,410	2,847,577	13,017,205	15,864,782
Construction and development	57,214	-	275,205	332,419	2,813,446	3,145,865
Commercial	723,152	-	78,956	802,108	7,203,005	8,005,113
Consumer	31,678	-	9,698	41,376	1,052,087	1,093,463
Total	$3,159,770	$-	$6,061,143	$9,220,913	$51,917,435	$61,138,348

December 31, 2010:

		Past Due
	30-89 Days	90 Days
	Past Due	or More
	and	and		Total	Current	Total
	Accruing	Accruing	Non-Accrual	Past Due	Loans	Loans
Residential 1-4 family	$1,757,199	$679,036	$3,464,994	$5,901,229	$32,005,891	$37,907,120
Nonresidential and multifamily	99,091	346,479	4,528,590	4,974,160	16,248,624	21,222,784
Construction and development	207,985	362,251	1,080,586	1,650,822	3,764,345	5,415,167
Commercial	172,853	493,778	1,182,141	1,848,772	8,956,517	10,805,289
Consumer	31,403	14,077	13,383	58,863	1,306,312	1,365,175
Total	$2,268,531	$1,895,621	$10,269,694	$14,433,846	$62,281,689	$76,715,535

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

V.	DEPOSITS

The average amounts and average interest rates for deposits for 2011 and 2010 are detailed in the following schedule:

	Years Ended December 31,
	2011		2010
	Average	Average Rate	Average	Average Rate
Deposit Category	Amount	Paid	Amount	Paid

Noninterest-bearing demand	$5,447,371	N/A	$5,849,414	N/A
Interest-bearing demand	20,948,798	0.77%	20,982,019	1.13%
Savings deposits	2,651,065	0.24%	2,343,371	0.24%
Time deposits	63,497,309	1.42%	70,590,399	2.06%

The following schedule details the amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2011:

Certificates of Deposit

3 months or less	$4,659,079
3-6 months	2,759,203
6-12 months	6,878,487
Over 12 months	4,978,561

Total	$19,275,330

VI.	RETURN ON EQUITY AND ASSETS

Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

	Year Ended December 31,
	2011	2010

Return on average assets	(1.22)%	(2.11)%
Return on average equity	(76.21)%	(66.48)%
Average equity to average assets ratio	1.61%	3.17%
Dividend payout ratio	N/A	N/A

VII.	SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances:

Pursuant to collateral agreements with the FHLB, the advances are collateralized by specific first mortgage loans. There were no balances outstanding on FHLB advances at December 31, 2011. The FHLB’s required unpaid principal balance of eligible mortgages was $3,806,113 at December 31, 2010. The advances at December 31, 2011 and 2010, have the maturity dates as follows:

Maturity Date	Interest Rate	December 31, 2011
N/A	N/A	$0

Maturity Date	Interest Rate	December 31, 2010
06/03/11	3.69%	$2,624,906

Other Borrowings:

On December 30, 2008, the Company entered into a promissory note and Commercial Loan Agreement with Jefferson Federal Bank whereby the Company borrowed $1,000,000 from the lender secured by all of the outstanding shares of common stock of the Bank, pursuant to a Commercial Security Agreement entered into by the parties concurrently with the loan. At December 31, 2011 and 2010, the outstanding principal balance was $900,000. Interest accrues on the loan at the rate of 7.00% per year. The loan matured on February 28, 2011 and is now in default. The lender could foreclose on its collateral, the stock of the Bank, and accordingly acquire the Bank at any time. A demand letter dated July 14, 2011 has been received by the Bank.

As of December 31, 2011 and 2010, the Company has three unsecured promissory notes with two current and one former director whereby the Company borrowed $7,000 from each one of the individuals for a total of $21,000. Interest accrues on the loans at the rate of 6.0% per year with payment of any unpaid balance and accrued interest due at any time upon demand.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to include this information in this Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary data required by Item 8 are set forth on pages F-1 through F-39 of this Report and are incorporated herein by reference.

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

Changes in Internal Controls and Procedures. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2011, the Corporation's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Corporation's independent registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes Oxley Act of 2002 was permanently removed for non-accelerated filers like the Corporation pursuant to the provisions of Section 989(G) set forth in the Dodd-Frank Act.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS and corporate governance

Information relating to our directors and executive officers will be contained in the Corporation’s Proxy Statement for its 2012 Annual Meeting of shareholders to be held June 22, 2012, and such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation will be contained in the Corporation’s Proxy Statement for its 2012 Annual Meeting of shareholders to be held June 22, 2012, and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management will be contained in the Corporation’s Proxy Statement for its 2012 Annual Meeting of shareholders to be held June 22, 2012, and such information is incorporated herein by reference.

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

The following table reflects the number of shares to be issued upon the exercise of options granted under the Option agreements, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for issuance upon the exercise of authorized, not-yet-granted options as of December 31, 2011:

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (excluding
	of Outstanding Options,	Outstanding Options,	securities reflected in
	Warrants and Rights	Warrants and Rights	column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders	15,300	$5.56	222,709
Total	15,300	$5.56	222,709

The maximum number of shares of the Corporation’s common stock available for issuance pursuant to stock options is 375,000 shares. As of December 31, 2011 the maximum number of shares available for future stock option grants is 222,709 shares. The option exercise price is equal to the fair market value of the Corporation’s common stock at the date of the grant. The options expire on the tenth anniversary of the date of the option. Prior to adopting FASB ASC Topic 718, the Corporation elected to vest immediately all remaining stock options as of May 17, 2005. Proceeds received by the Corporation from exercises of the stock options are credited to common stock and additional paid-in capital.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and director independence

Information relating to certain relationships and related transactions will be contained in the Corporation’s Proxy Statement for its 2012 Annual Meeting of shareholders to be held June 22, 2012, and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL accountANT FEES AND SERVICES

Information relating to the principal accountant fees and services will be contained in the Corporation’s Proxy Statement for its 2012 Annual Meeting of shareholders to be held June 22, 2012, and such information is incorporated herein by reference.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The following Consolidated Financial Statements of American Patriot Financial Group, Inc. and the related notes are filed as part of this Report pursuant to Item 8:

(2)	Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit No.	Description

3.1	Charter of American Patriot Financial Group, Inc. (1)
3.2	Bylaws of American Patriot Financial Group, Inc. (1)
10.1	Share Exchange Agreement between American Patriot Financial Group, Inc. (F/K/A BG Financial Group, Inc.) and American Patriot Bank (F/K/A Bank of Greeneville), effective January 23, 2004. (1)
10.2	Stock Option Agreement between American Patriot Bank and T. Don Waddell.*(2)
10.3	Purchase and Assumption Agreement between American Patriot Bank (f/k/a Bank of Greeneville) and First Community Bank of East Tennessee, dated July 6, 2001. (2)
10.4	Stipulation and Consent to the Issuance of an Order to Cease and Desist dated May 29, 2009. (3)
10.5	Order to Cease and Desist between American Patriot Bank and the Federal Deposit Insurance Corporation dated June 3, 2009. (3)
10.6	Employment Agreement, by and between American Patriot Bank and John Donald Belew, dated as of August 26, 2009. (4)
10.7	Amendment No. 1 to Employment Agreement, by and between American Patriot Financial Group, Inc., American Patriot Bank and John Donald Belew, dated as of January 21, 2010. (5)
21.1	Subsidiaries of American Patriot Financial Group, Inc.
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 U.S.C. Section 1350-Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 U.S.C. Section 1350-Sarbanes-Oxley Act of 2002
99.1	FDIC Supervisory Prompt Corrective Action Directive, dated August 17, 2010. (6)
101	Interactive Data File.

*	Management compensatory plan or arrangement.

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

AMERICAN PATRIOT FINANCIAL GROUP, INC.

By:	/s/ J. Randal Hall
J. Randal Hall, Chief, Executive Officer

Date:	April 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wendy C. Warner	By:	/s/ William J. Smead
	Wendy C. Warner, Director		William J. Smead, Director

Date:	April 9, 2012		Date: April 9, 2012

By:	/s/ Roger A. Woolsey	By:	/s/ J. Randal Hall
	Roger A. Woolsey, Director		J. Randal Hall, Chief Executive Officer and
Director

Date:	April 9, 2012		Date: April 9, 2012

By:	/s/ T. Don Waddell
T. Don Waddell, Chief Financial Officer

Date:	April 9, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Patriot Financial Group, Inc.

Greeneville, Tennessee

We have audited the accompanying consolidated balance sheets of American Patriot Financial Group, Inc. and subsidiary (Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the account principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Patriot Financial Group, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses for the past five years resulting in a retained deficit of $7,148,851 at December 31, 2011. At December 31, 2011 and 2010, the Company and its subsidiary were significantly undercapitalized based on regulatory standards and has consented to an Order to Cease and Desist with its primary federal regulator that requires, among other provisions, that it achieve regulatory capital thresholds that are significantly in excess of its current actual capital levels. The Company’s nonperforming assets have increased significantly during 2011 and 2010 related primarily to deterioration in the credit quality of its loans collateralized by real estate. The Company, at the holding company level, has a note payable that was due February 28, 2011 which is now in default. This note is securitized by 100 percent of the stock of the subsidiary. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HAZLETT, LEWIS & BIETER, PLLC

Chattanooga, Tennessee
April 9, 2012

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS

Cash and due from banks	$1,502,817	$1,499,054
Federal funds sold	2,051,674	1,609,482
Interest-bearing deposits in banks	9,774,862	8,182,239
Cash and cash equivalents	13,329,353	11,290,775

Securities available for sale	2,978,033	2,916,717
Federal Home Loan Bank stock, at cost	296,500	296,500
Loans, net of allowance for loan losses of $1,636,074 in 2011 and $2,956,010 in 2010	59,502,274	73,759,525
Premises and equipment, net	4,666,631	4,807,200
Accrued interest receivable	194,863	358,298
Deferred tax assets, net	-	29,912
Foreclosed assets	10,500,411	3,885,396
Cash surrender value of bank owned life insurance	2,617,088	2,570,228
Other assets	124,380	174,415
Total Assets	$94,209,533	$100,088,966

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$5,452,556	$5,275,302
Interest-bearing
Money market, interest checking and savings	26,809,956	23,056,505
Time deposits	59,073,409	65,322,512
Total Deposits	91,335,921	93,654,319
Accrued interest payable	248,957	307,285
Deferred tax liabilities, net	15,295	-
Other liabilities	660,179	438,612
Federal Home Loan Bank and other borrowings	921,000	3,545,906
Total Liabilities	93,181,352	97,946,122

Commitments and Contingencies (Notes 11 and 17)

STOCKHOLDERS' EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; 207 shares issued and outstanding at December 31, 2011 and 2010	188,789	174,220
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,389,391 shares at December 31, 2011 and 2010	796,337	796,337
Additional paid-in capital	7,167,260	7,167,260
Retained deficit	(7,148,851)	(5,946,761)
Accumulated other comprehensive income	24,646	(48,212)
Total Stockholders’ Equity	1,028,181	2,142,844
Total Liabilities and Stockholders’ Equity	$94,209,533	$100,088,966

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010
Interest and dividend income:
Loans, including fees	$3,880,602	$4,951,893
Investment securities	58,244	48,302
Dividends on Federal Home Loan Bank stock	12,599	12,969
Federal funds sold and other	63,647	34,174
Total interest and dividend income	4,015,092	5,047,338

Interest expense:
Deposits	1,070,439	1,699,377
Borrowed funds	106,398	202,508

Total interest expense	1,176,837	1,901,885
Net interest income before provision for loan losses	2,838,255	3,145,453

Provision for loan losses	12,057	1,382,685
Net interest income after provision for loan losses	2,826,198	1,762,768

Noninterest income:
Customer service fees	303,291	360,231
Fees from origination of mortgage loans sold	6,483	16,617
Other	101,688	589,972
Total noninterest income	411,462	966,820

Noninterest expenses:
Salaries and employee benefits	1,554,761	1,464,902
Occupancy	572,093	567,907
Advertising	14,692	20,069
Data processing	313,305	307,271
Legal and professional	471,629	561,084
Depository insurance	356,851	457,068
Foreclosed real estate, net	662,389	927,090
Other operating	479,461	496,880
Total noninterest expense	4,425,181	4,802,271
Net loss before income taxes	(1,187,521)	(2,072,683)

Income tax expense	-	225,135
Net loss	(1,187,521)	(2,297,818)

Preferred stock dividend requirement	12,420	9,094
Accretion on preferred stock discount	14,569	10,926
Net loss to Common Shareholders	$(1,214,510)	$(2,317,838)

Per share information:
Basic net loss per common share	$(.51)	$(.97)
Diluted net loss per common share	$(.51)	$(.97)
Weighted average basic shares outstanding	2,389,391	2,389,391
Weighted average diluted shares outstanding	2,389,391	2,389,391

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2011 and 2010

							Accumulated
					Additional	Retained	Other	Total
	Preferred Stock		Common Stock		Paid-In	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
Balance, December 31, 2009	-	$-	2,389,391	$796,337	$7,167,260	$(3,638,017)	$(9,290)	$4,316,290

Issuance of preferred stock	207	163,294	-	-	-	-	-	163,294
Accretion of discount on preferred stock – Series A	-	10,926	-	-	-	(10,926)	-	-

Comprehensive loss:
Net loss	-	-	-	-	-	(2,297,818)	-	(2,297,818)
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of tax effect of $24,147	-	-	-	-	-	-	(38,922)	(38,922)

Total comprehensive loss	-	-	-	-	-	-	-	(2,336,740)

Balance, December 31, 2010	207	174,220	2,389,391	796,337	7,167,260	(5,946,761)	(48,212)	2,142,844

Accretion of discount on preferred stock – Series A	-	14,569	-	-	-	(14,569)	-	-

Comprehensive loss:
Net loss	-	-	-	-	-	(1,187,521)	-	(1,187,521)
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of tax effect of $45,207	-	-	-	-	-	-	72,858	72,858

Total comprehensive loss	-	-	-	-	-	-	-	(1,114,663)

Balance, December 31, 2011	207	$188,789	2,389,391	$796,337	$7,167,260	$(7,148,851)	$24,646	$1,028,181

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,187,521)	$(2,297,818)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	12,057	1,382,685
Write-down of foreclosed assets	300,193	606,709
Depreciation	237,168	267,339
Realized net losses on sales of loans and other assets	26,069	128,702
Deferred income tax expense	-	222,538
Amortization (accretion) of securities	226	(184)
Increase in cash surrender value of bank owned life insurance	(46,860)	(105,457)
Net change in:
Accrued interest receivable	163,435	31,867
Other assets	50,035	442,103
Other liabilities	221,567	9,786
Accrued interest payable	(58,328)	(313,760)
Net cash (used in) provided by operating activities	(281,959)	374,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls and maturities of securities available for sale	2,552,365	5,003,152
Purchase of securities available for sale	(2,496,124)	(4,996,490)
Additions to foreclosed assets	-	(137,625)
Proceeds from sales of foreclosed assets	546,954	1,156,867
Loan originations and principal collections, net	6,757,245	15,188,395
Additions to premises and equipment	(96,599)	(27,492)

Net cash provided by investing activities	7,263,841	16,186,807

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits (non-time deposits)	3,930,705	(3,850,003)
Net decrease in time deposits	(6,249,103)	(9,005,258)
Federal Home Loan Bank repayments	(2,624,906)	(2,685,591)
Repayment of other borrowings	-	(107,000)
Proceeds from issuance of preferred stock	-	163,294

Net cash used in financing activities	(4,943,304)	(15,484,558)

Net change in cash and cash equivalents	2,038,578	1,076,759

Cash and cash equivalents at beginning of year	11,290,775	10,214,016

Cash and cash equivalents at end of year	$13,329,353	$11,290,775

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$1,235,165	$2,215,645
Income taxes paid	-	-

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Loans moved to foreclosed/repossessed assets	$7,487,949	$2,231,733

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

The accounting and reporting policies of American Patriot Financial Group, Inc. and subsidiary (Company) conform with United States generally accepted accounting principles (GAAP) and practices within the banking industry. The Financial Accounting Standards Board (FASB) has adopted the FASB Accounting Standards Codification (ASC) as the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants like the Company.

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

Loans (Continued)

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

As part of management’s assessment of the allowance, management divides the loan portfolio into five segments: residential 1-4 family, nonresidential and multifamily, construction and development, commercial and consumer. Each segment is then analyzed such that a specific and general allocation of the allowance is estimated for each loan segment.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses (Continued)

The general component of the Bank’s allowance for loan losses covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Bank's internal risk rating process. The model includes each of the five loan portfolio segments and utilizes the incurred losses over the last thirty-six months to estimate future losses. The historic loss percentages derived from this model are then applied to the outstanding non-impaired loan balance for each loan category. Other adjustments may be made to the allowance for loan losses for each loan category after an assessment of internal and external influences on credit quality that are not fully reflected on historical loss or risk rating data.

The Bank’s allowance for loan losses includes a specific allocation for loans classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. In assessing the adequacy of the allowance, the Bank considers the results of its ongoing independent loan review process.  The Bank undertakes this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in the overall evaluation of the risk characteristics of the entire loan portfolio.  The Bank’s loan review process includes the judgment of management and independent loan reviewers. The Bank incorporates relevant loan review results in the loan impairment determination. In addition, regulatory agencies, as an integral part of their examination process, will periodically review the Bank’s allowance for loan losses, and may require the Bank to record adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

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

Allowance for Loan Losses (Continued)

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The unallocated component of the allowance reflects the uncertainties inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located in eastern Tennessee. The types of securities that the Company invests in are included in Note 4. The types of lending the Company engages in are included in Note 6. The Company does not have any significant concentrations to any one industry or customer.

Commercial real estate, including commercial construction loans, represented 31 percent of the loan portfolio at December 31, 2011, and 30 percent of the loan portfolio at December 31, 2010.

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

Variable Interest Entities

An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in ASC Topic 810, which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both. At December 31, 2011 and 2010, the Company is not involved with any entity that is deemed to be a VIE.

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

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance in ASC Topic 740. The income tax accounting guidance results in two components of income tax expense - current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to taxable income or loss. The Company determines deferred income taxes using the liability method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities. The Company's deferred taxes relate primarily to net operating loss carryforwards and differences between the basis of the allowance for loan losses and accumulated depreciation. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files consolidated income tax returns with its subsidiary. With few exceptions the Company is no longer subject to tax examinations by the authorities for years before 2008.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings (loss) per share. There were 15,300 and 31,550 antidilutive stock options for 2011 and 2010, respectively. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Recent Accounting Pronouncements

In January 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-01). The FASB determined that certain provisions relating to disclosures about troubled debt restructurings (TDR) should be deferred until additional guidance and clarification on the definition of a TDR is issued.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02). ASU 2011-02 amends ASC Topic 310 - Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. ASU 2011-02 also makes disclosure requirements deferred under ASU 2011-01 effective for interim and annual periods beginning on or after June 15, 2011. Adoption of ASU 2011-02 did not have a material impact on the Company's consolidated financial statements or operations.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03), intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The Company is evaluating the effect, if any, the adoption of ASU 2011-03 will have on its consolidated financial statements or operations.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under ASC Topic 820, Fair Value Measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted. The Company is evaluating the effect, if any, the adoption of ASU 2011-04 will have on its consolidated financial statements or operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05), intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. Amendments under ASU 2011-05 for public entities should be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the effect, if any, the adoption of ASU 2011-05 will have on its consolidated financial statements or operations.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-08). ASU 2011-08 amends Topic 350, Intangibles – Goodwill and Other, to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s consolidated financial statements or operations.

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

Reclassification

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

Note 2.	Regulatory Actions & Going Concern Considerations

Cease and Desist Order

On June 3, 2009, the Bank consented to the issuance of an Order to Cease and Desist (the “Order”). Under the terms of the Order, the Bank has agreed, among other things, to the following items: increase participation of the board of directors in the affairs of the Bank and establish a board committee to oversee the Bank’s compliance with the Order; develop a written analysis and assessment of the Bank’s management and staffing needs for the purpose of providing qualified management; develop and implement a capital plan that increases and maintains the Bank’s Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio to 8%, 10% and 11%, respectively; review the adequacy of the allowance for loan and lease losses (ALLL), establish a comprehensive policy for determining the adequacy of the ALLL and maintain a reasonable ALLL; develop a written liquidity/asset/liability management plan addressing liquidity and the Bank’s relationship of volatile liabilities to temporary investments;

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

In addition, as a result of the decline in the Bank’s total risk-based capital ratio, the Bank is currently considered significantly undercapitalized and it is subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which among other things: (i) restricts payment of capital distributions and management fees; (ii) requires that the FDIC monitor the condition of the Bank; (iii) requires submission of a capital restoration plan within 45 days; (iv) restricts the growth of the Bank’s assets; and (v) requires prior approval of certain expansion proposals, many of which restrictions or obligations, including the requirement to submit a capital restoration plan, the Bank was already subject to as a result of the Order.

Going Concern

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company's and Bank's ability to continue as a going concern. In assessing this assumption, management has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of December 31, 2011. The Company’s overall condition has declined significantly since 2008 with continued net losses resulting in significant deterioration of capital levels, increased levels of nonperforming assets and the issuance of the Order.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Regulatory Actions & Going Concern Considerations (Continued)

Going Concern (Continued)

The effects of the protracted economic downturn continue to be felt across many industries, with the financial services industry being particularly hard hit. The Company has experienced significant net losses for the past five years which have resulted in a retained deficit at December 31, 2011 of $7,148,851. The net losses are attributable to increased provisions for loan losses, net interest margin compression and increasing operating costs, particularly FDIC depository insurance and foreclosed real estate expenses. During 2011, the provision for loan losses decreased significantly as compared with 2010. Further FDIC depository insurance and foreclosed real estate expenses decreased in 2011; however, the level of non-earning assets continued to increase during this period. Management continues to review income and expense categories to identify where improvements can be made, and has reduced overhead costs where possible. Further, management has implemented strategies to improve their asset/liability monitoring and has improved their net interest margin by placing interest rate floors on all new and renewing loans and repricing new and maturing deposits at lower rates.

As the net losses continue to occur, the Company’s and Bank’s capital positions continue to deteriorate. At December 31, 2011 and 2010, the Bank was significantly undercapitalized. Management believes that the Company must raise substantial additional capital to enable a return to profitability and to meet the standards set forth in the Order. Furthermore, if the Bank’s Tier 1 leverage ratio falls below 2%, the Bank will likely be placed into receivership. In response, management is actively pursuing various strategic options, including a significant capital injection or a merger partner. In this regard, management has held discussions with several parties in an attempt to achieve either of these objectives. While the Company plans to focus on the options described above, and within those options focus on the possible sale or merger of the Company or the Bank principally, access to capital markets is extremely limited in the current economic environment. There can be no assurances that the Company's efforts will be successful and result in sufficient capital infusion.

The Bank continues to see declines in the value of the collateral securing its portfolio as well as deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets has increased substantially during 2011 and 2010. Management has developed strategies to reduce the amount of nonperforming assets on a case-by-case basis; however, this plan is heavily dependent on the borrowers’ and Bank’s ability to market and sell commercial and residential real estate properties.

The Company relies on dividends from the Bank as its primary source of liquidity. The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends. In addition, the terms of the Order described above prohibit the Bank from paying dividends to the Company. The Bank has not paid any dividends since before the Order was issued. The Company obtained a note payable during 2008. The note matured on February 28, 2011. The Company does not currently have sufficient funds to pay this note and it is uncertain whether the Company can raise sufficient capital to payoff the note. The Company pledged all of the stock of the Bank as collateral for the note. Because the note is in default, the lender could foreclose on its collateral, the stock of the Bank, and accordingly acquire the Bank at any time. A demand letter of payment dated July 14, 2011, has been received by the Bank.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Regulatory Actions & Going Concern Considerations (Continued)

Going Concern (Continued)

The Company and Bank operate in a highly-regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity has been available to the Bank to meet its funding needs in the past; however, due to the condition of the Bank and the issuance of the Order, the number of sources has declined. The Bank monitors its liquidity daily and was within its policy guidelines at December 31, 20ll.

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

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2011 and 2010, these reserve balances amounted to $25,000.

Note 4.	Securities Available for Sale

The amortized cost and estimated fair value of securities classified as available for sale at December 31, 2011 and 2010 are as follows:

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$2,000,000	$4,780	$-	$2,004,780

Mortgage-backed securities (1)	938,092	35,161	-	973,253

	$2,938,092	$39,941	$-	$2,978,033

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Securities Available for Sale (Continued)

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$2,500,000	$-	$(54,550)	$2,445,450

Mortgage-backed securities (1)	494,841	-	(23,574)	471,267

	$2,994,841	$-	$(78,124)	$2,916,717

(1) Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

The amortized cost and estimated fair value of securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	1,500,000	1,503,845
Due five years to ten years	500,000	500,935
Due after ten years	-	-
Mortgage-backed securities	938,092	973,253

Total	$2,938,092	$2,978,033

There were no sales of securities available for sale during 2011 and 2010.

The Bank has pledged securities with book values of approximately $2,938,000 and $2,995,000 (which approximates fair values) to secure a federal funds line of credit and deposits of public and private funds as of December 31, 2011 and December 31, 2010, respectively.

There were no securities with gross unrealized losses at December 31, 2011. Securities with gross unrealized losses at December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Securities Available for Sale (Continued)

	December 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$2,446	$(54)	$-	$-	$2,446	$(54)

Mortgage-backed securities	471	(24)	-	-	471	(24)

	$2,917	$(78)	$-	$-	$2,917	$(78)

At December 31, 2010, the 6 securities with unrealized losses had depreciated 2.60 percent from the Bank’s amortized cost basis. Most of these securities are guaranteed by either U.S. Government corporations or agencies or had investment grade ratings upon purchase. Further, the issuers of these securities have not established any cause for default. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities. These securities will continue to be monitored as part of the Bank’s ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. Management evaluates the financial performance of each issuer on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable. If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model. If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model. The Company conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred. The Company does not have any securities that have been classified as other-than-temporarily-impaired at December 31, 2011.

Note 5.	Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB), the Bank is required to maintain stock in an amount equal to at least .15% of total assets and 4% of outstanding FHLB advances. FHLB stock is carried at cost and maintained by the Bank at par value of $100 per share.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Loans and Allowance for Loan Losses

A summary of the balances of loans follows:

	December 31,	December 31,
	2011	2010

Mortgage loans on real estate:
Residential 1-4 family	$33,029,125	$37,907,120
Nonresidential and multifamily	15,864,782	21,222,784
Construction and development	3,145,865	5,415,167
	52,039,772	64,545,071

Commercial	8,005,113	10,805,289

Consumer	1,093,463	1,365,175

Total loans	61,138,348	76,715,535

Less:
Allowance for loan losses	(1,636,074)	(2,956,010)

Loans, net	$59,502,274	$73,759,525

An analysis of the allowance for loan losses follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010

Balance, beginning	$2,956,010	$3,082,659
Provision for loan losses	12,057	1,382,685
Recoveries of loans previously charged-off	348,988	133,795

	3,317,055	4,599,139
Loans charged-off	(1,680,981)	(1,643,129)

Balance, ending	$1,636,074	$2,956,010

The following table details the changes in the allowance for loan losses during the year ended December 31, 2011:

		Nonresidential	Construction
	Residential	and	and
	1-4 Family	Multifamily	Development	Commercial	Consumer	Unallocated	Total

Balance, beginning	$948,868	$460,801	$853,849	$651,319	$41,173	$-	$2,956,010
Charge-offs	(407,223)	(303,212)	(446,873)	(481,267)	(42,406)	-	(1,680,981)
Recoveries	77,802	937	163,679	80,993	25,577	-	348,988
Provision for loan losses	34,200	(67,242)	(159,655)	(96,195)	6,281	294,668	12,057

Balance, ending	$653,647	$91,284	$411,000	$154,850	$30,625	$294,668	$1,636,074

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Loans and Allowance for Loan Losses (Continued)

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment at December 31, 2011 and 2010 are as follows:

	December 31, 2011
		Nonresidential	Construction
	Residential	and	and
	1-4 Family	Multifamily	Development	Commercial	Consumer	Unallocated	Total

Specified reserves impaired loans	$184,883	$-	$29,000	$-	$-	$-	$213,883

General reserves	468,764	91,284	382,000	154,850	30,625	294,668	1,422,191

Total reserves	$653,647	$91,284	$411,000	$154,850	$30,625	$294,668	$1,636,074

Unpaid principal balance of impaired loans	$3,223,809	$2,696,080	$275,205	$98,956	$7,294	$-	$6,301,344

Recorded investment in loans individually evaluated for impairment:
With a valuation allowance	$1,074,743	$-	$105,128	$-	$-	$-	$1,179,871
Without a valuation allowance	2,107,131	2,696,080	170,077	78,956	7,294	-	5,059,538

Total recorded investment in loans individually evaluated for impairment	3,181,874	2,696,080	275,205	78,956	7,294	-	6,239,409

Loans collectively evaluated for impairment	29,847,251	13,168,702	2,870,660	7,926,157	1,086,169	-	54,898,939

Total loans	$33,029,125	$15,864,782	$3,145,865	$8,005,113	$1,093,463	$-	$61,138,348

Average investment in impaired loans	$4,331,927	$3,464,225	$425,122	$117,128	$9,725	$-	$8,348,127

Interest income recognized on impaired loans	$88,860	$59,448	$8,334	$1,695	$-	$-	$158,337

	December 31, 2010
		Nonresidential	Construction
	Residential	and	and
	1-4 Family	Multifamily	Development	Commercial	Consumer	Unallocated	Total

Specified reserves impaired loans	$198,774	$271,500	$422,771	$487,294	$-	$-	$1,380,339

General reserves	750,094	189,301	431,078	164,025	41,173	-	1,575,671

Total reserves	$948,868	$460,801	$853,849	$651,319	$41,173	$-	$2,956,010

Unpaid principal balance of impaired loans	$5,597,153	$4,816,465	$1,924,261	$1,712,485	$144,336	$-	$14,194,700

Recorded investment in loans individually evaluated for impairment:
With a valuation allowance	$1,941,917	$2,063,412	$1,008,317	$801,583	$-	$-	$5,815,229
Without a valuation allowance	3,031,169	2,753,053	241,842	835,902	144,336	-	7,006,302

Total recorded investment in loans individually evaluated for impairment	4,973,086	4,816,465	1,250,159	1,637,485	144,336	-	12,821,531

Loans collectively evaluated for impairment	32,934,034	16,406,319	4,165,008	9,167,804	1,220,839	-	63,894,004

Total loans	$37,907,120	$21,222,784	$5,415,167	$10,805,289	$1,365,175	$-	$76,715,535

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to average investment and interest income recognized on impaired loans for the year December 31, 2010:

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

The following tables present an aged analysis of past due financing receivables as follows:

	December 31, 2011
		Past Due
	30-89 Days	90 Days
	Past Due and	or More and	Non-	Total	Current	Total
	Accruing	Accruing	Accrual	Past Due	Loans	Loans

Residential 1-4 family	$2,015,559	$-	$3,181,874	$5,197,433	$27,831,692	$33,029,125
Nonresidential and multifamily	332,167	-	2,515,410	2,847,577	13,017,205	15,864,782
Construction and development	57,214	-	275,205	332,419	2,813,446	3,145,865
Commercial	723,152	-	78,956	802,108	7,203,005	8,005,113
Consumer	31,678	-	9,698	41,376	1,052,087	1,093,463

Total	$3,159,770	$-	$6,061,143	$9,220,913	$51,917,435	$61,138,348

	December 31, 2010
		Past Due
	30-89 Days	90 Days
	Past Due and	or More and	Non-	Total	Current	Total
	Accruing	Accruing	Accrual	Past Due	Loans	Loans

Residential 1-4 family	$1,757,199	$679,036	$3,464,994	$5,901,229	$32,005,891	$37,907,120
Nonresidential and multifamily	99,091	346,479	4,528,590	4,974,160	16,248,624	21,222,784
Construction and development	207,985	362,251	1,080,586	1,650,822	3,764,345	5,415,167
Commercial	172,853	493,778	1,182,141	1,848,772	8,956,517	10,805,289
Consumer	31,403	14,077	13,383	58,863	1,306,312	1,365,175

Total	$2,268,531	$1,895,621	$10,269,694	$14,433,846	$62,281,689	$76,715,535

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Loans and Allowance for Loan Losses (Continued)

Credit quality indicators:

Federal regulations require us to review and classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful, and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. Loan officers are initially responsible for assigning loan grades which are reviewed and verified by the Bank’s loan review officer. The loan review officer is also responsible for performing quarterly loan reviews on all watchlist and loan relationships greater than $250,000. An annual loan review is performed on all loan relationships greater than $150,000 but less than $250,000, fifty percent of all loans between $50,000 and $150,000, twenty-five percent of loans between $25,000 and $50,000 and a random sample of other loans. When we classify an asset as substandard or doubtful, we may establish a specific allowance for loan losses.

The following tables show the aggregate amount of our classified loans:

	December 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$29,562,774	$284,477	$3,181,874	$-	$-	$33,029,125
Nonresidential and multifamily	12,517,280	651,422	2,696,080	-	-	15,864,782
Construction and development	2,457,147	413,513	275,205	-	-	3,145,865
Commercial	7,401,704	524,453	78,956	-	-	8,005,113
Consumer	1,086,169	-	7,294	-	-	1,093,463

Total	$53,025,074	$1,873,865	$6,239,409	$-	$-	$61,138,348

	December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$31,712,951	$723,775	$5,470,394	$-	$-	$37,907,120
Nonresidential and multifamily	16,230,470	-	4,992,314	-	-	21,222,784
Construction and development	4,007,095	157,913	1,250,159	-	-	5,415,167
Commercial	9,006,658	117,831	1,680,800	-	-	10,805,289
Consumer	1,340,535	8,620	16,020	-	-	1,365,175

Total	$62,297,709	$1,008,139	$13,409,687	$-	$-	$76,715,535

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Loans and Allowance for Loan Losses (Continued)

As a result of adopting the amendments in ASU 2011-02 during the third quarter of 2011, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as a troubled debt restructuring (TDR). A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. By granting the concession, the Company expects to increase the probability of collection by more than would be expected had a concession not been granted. The Company’s determination of whether a modification is a TDR considers the facts and circumstances surrounding each respective modification.

The following presents information related to loans modified in a TDR during the year ended December 31, 2011.

	Year Ended December 31, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment

Residential 1-4 family	7	$1,352,285	$1,352,285
Nonresidential and multifamily	3	1,092,437	1,092,437
Construction and development	1	179,604	179,604
Commercial	-	-	-
Consumer	-	-	-

	11	$2,624,326	$2,624,326

The Bank has not had any loans modified during the year ended December 31, 2011, that subsequently defaulted during the year ended December 31, 2011.

In the normal course of business, the Bank makes loans to directors, executive officers and principal shareholders of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Annual activity consisted of the following:

	December 31,	December 31,
	2011	2010

Beginning balance	$977,179	$998,816
Net new loans	61,404	83,751
Repayments	(102,735)	(105,388)

Ending balance	$935,848	$977,179

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation are as follows:

	December 31,	December 31,
	2011	2010

Land	$1,670,363	$1,670,363
Land for future development	564,712	564,712
Premises and improvements	2,575,058	2,575,058
Furniture and equipment	2,448,410	2,351,811
	7,258,543	7,161,944
Less: Accumulated depreciation	(2,591,912)	(2,354,744)

	$4,666,631	$4,807,200

Depreciation and amortization expense of premises and equipment for 2011 and 2010 was $237,168 and $267,339, respectively.

Rental expense under operating leases for 2011 and 2010 was $53,921 and $50,662, respectively.

Future minimum rental payments required under noncancellable operating leases for equipment and data processing fees under operating agreements were as follows:

2012	$20,216
2013	490
$20,706

Note 8.	Federal Home Loan Bank Advances and Other Borrowings

Pursuant to collateral agreements with the FHLB, FHLB advances are collateralized by specific first mortgage loans. During 2011, the Bank paid all amounts due to the FHLB. At December 31, 2010, the FHLB’s required unpaid principal balance of eligible mortgages was $3,806,113. At December 31, 2010, the balance of advances outstanding was $2,624,906.

On December 30, 2008, the Company entered into a promissory note and Commercial Loan Agreement with Jefferson Federal Bank whereby the Company borrowed $1,000,000 from the lender secured by all of the outstanding shares of common stock of American Patriot Bank, pursuant to a Commercial Security Agreement entered into by the parties concurrently with the loan.

The note was a multiple advance draw loan, with the principal balance not to exceed $1,000,000. Interest accrues at the rate of 7.0% per year. Principal amounts outstanding at December 31, 2011 and 2010, under this promissory note were $900,000. This note matured on February 28, 2011, and is now in default. On July 14, 2011, Jefferson Federal Bank sent the Bank a letter demanding full repayment of the loan. See Note 2 for additional information.

As of December 31, 2011 and 2010, the Company has principal unsecured promissory notes with certain of its directors totaling $21,000. Interest accrues at the rate of 6.0% per year with payment of any unpaid balance and accrued interest due upon demand.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Income Tax Matters

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2011 and 2010:

	2011	2010

Deferred Tax Assets:
Allowance for loan losses	$362,270	$859,986
Amortization of intangibles, start-up cost and organizational costs	11,487	14,040
Interest on non-accrual loans	137,281	254,351
Writedowns of foreclosed assets	114,944	232,309
Deferred compensation	52,494	52,347
Securities available for sale	-	29,912
Net operating loss carryforward	2,343,606	1,442,582
Other	2,088	1,414
Valuation allowance	(2,804,475)	(2,647,909)

	219,695	239,032

Deferred Tax Liabilities:
FHLB stock dividends	3,943	3,943
Earnings on cash surrender value of life insurance	142,034	124,091
Depreciable assets	73,718	81,086
Securities available for sale	15,295	-

	234,990	209,120

Net deferred tax (liabilities) assets	$(15,295)	$29,912

At December 31, 2011, the Company had approximately $6,000,000 federal and $6,800,000 state net operating loss carryforwards expiring from 2024 to 2031. The Company recorded a deferred tax asset of approximately $2,344,000 as of December 31, 2011, for the benefit of these losses.

Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. A valuation allowance to reflect management's estimate of the temporary deductible differences that may expire prior to their utilization has been recorded for the years ended December 31, 2011 and 2010.

The provision for income taxes charged to income for the years ended December 31, 2011 and 2010, consists of the following:

	2011	2010

Current tax benefit	$-	$2,597
Deferred tax expense	-	222,538

Total income tax expense	$-	$225,135

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Income Tax Matters (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010

Computed “expected” tax benefit	$(403,757)	$(704,712)
State income tax benefit, net of federal benefits	(50,945)	(88,918)
Deferred tax valuation allowance	156,566	1,172,055
Other, net	298,136	(153,290)

	$-	$225,135

Note 10.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010, was $19,275,330 and $18,384,777, respectively.

At December 31, 2011, the scheduled maturities of time deposits are as follows:

2012	$44,151,177
2013	13,083,375
2014	1,812,732
2015	26,125

$59,073,409

Deposits from related parties held by the Bank at December 31, 2011 and 2010, amounted to approximately $611,000 and $482,000, respectively.

Note 11.	Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2011 and 2010, undisbursed loan commitments aggregated $6,389,480 and $6,546,010, respectively. In addition, there were outstanding standby letters of credit totaling $40,000, at December 31, 2011 and 2010. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

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

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as significantly undercapitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s prompt corrective action category.

The Bank may not issue dividends or make other capital distributions, and may not accept brokered or high rate deposits, as defined, due to the level of its risk-based capital as more fully explained in Note 2.

Under the regulatory framework for prompt corrective action, the Bank's capital status may preclude the Bank from access to borrowings from the Federal Reserve System through the discount window. Also, as required by the framework, the Bank has filed numerous capital plans, none of which have been accepted by the FDIC.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Regulatory Matters (Continued)

The Company’s and the Bank’s actual capital amounts and ratios are as follows:

					To Be Well
					Capitalized Under
			For Capital		Applicable Regulatory
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011 (in Thousands)
Tier 1 Capital (To Average Assets)
Consolidated	$1,003	1.06%	$3,776	4.00%	$4,719	5.00%
American Patriot Bank	$2,040	2.16%	$3,776	4.00%	$4,719	5.00%

Tier 1 Capital (To Risk Weighted Assets)
Consolidated	$1,003	1.39%	$2,885	4.00%	$4,327	6.00%
American Patriot Bank	$2,040	2.83%	$2,885	4.00%	$4,327	6.00%

Total Capital (To Risk Weighted Assets)
Consolidated	$1,914	2.65%	$5,769	8.00%	$7,212	10.00%
American Patriot Bank	$2,951	4.09%	$5,769	8.00%	$7,212	10.00%

As of December 31, 2010 (in Thousands)
Tier 1 Capital (To Average Assets)
Consolidated	$2,191	2.14%	$4,102	4.00%	$5,128	5.00%
American Patriot Bank	$3,153	3.07%	$4,102	4.00%	$5,128	5.00%

Tier 1 Capital (To Risk Weighted Assets)
Consolidated	$2,191	2.78%	$3,148	4.00%	$4,722	6.00%
American Patriot Bank	$3,153	4.01%	$3,148	4.00%	$4,722	6.00%

Total Capital (To Risk Weighted Assets)
Consolidated	$3,199	4.06%	$6,296	8.00%	$7,871	10.00%
American Patriot Bank	$4,161	5.29%	$6,296	8.00%	$7,871	10.00%

The Order the Bank was issued by the FDIC and TDFI requires the Bank to maintain a Tier 1 capital ratio equal to or greater than 8.00%, Tier 1 risk-based capital ratio equal to or greater than 10.00%, and total risk-based capital ratio equal to or greater than 11.00% in accordance with the definitions and calculations in 12 C.F.R Part 325, Appendix A. The Bank’s actual capital amounts, ratios, and minimum capital requirements per the Order are presented in the tables below.

			To Comply With
			Minimum Capital		Capital in Excess
			Requirements		(Deficit) of
	Actual		Per Order		Minimum Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011 (in Thousands)
Tier 1 Capital (To Average Assets)	$2,040	2.16%	$7,551	8.00%	$(5,511)	(5.84)%

Tier 1 Capital (To Risk Weighted Assets)	$2,040	2.83%	$7,212	10.00%	$(5,172)	(7.17)%

Total Capital (To Risk Weighted Assets)	$2,951	4.09%	$7,933	11.00%	$(4,982)	(6.91)%

As of December 31, 2010 (in Thousands)
Tier 1 Capital (To Average Assets)	$3,153	3.07%	$8,204	8.00%	$(5,051)	(4.93)%

Tier 1 Capital (To Risk Weighted Assets)	$3,153	4.01%	$7,871	10.00%	$(4,718)	(5.99)%

Total Capital (To Risk Weighted Assets)	$4,161	5.29%	$8,658	11.00%	$(4,497)	(5.71)%

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Fair Value Disclosures

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in methodologies used at December 31, 2011 and 2010.

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011 and 2010, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Federal Home Loan Bank and other borrowings:

Fair value of FHLB advances is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Fair values of other borrowings approximate carrying value as these amounts are due on demand.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Fair Value Disclosures (Continued)

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:

Securities of U.S. Government agencies and corporations	$2,004,780	$-	$2,004,780	$-
Mortgage-backed securities	973,253	-	973,253	-

Total securities available for sale	$2,978,033	$-	$2,978,033	$-

Cash surrender value of bank owned life insurance	$2,617,088	$-	$2,617,088	$-

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:

Securities of U.S. Government agencies and corporations	$2,445,450	$-	$2,445,450	$-
Mortgage-backed Securities	471,267	-	471,267	-

Total securities available for sale	$2,916,717	$-	$2,916,717	$-

Cash surrender value of bank owned life insurance	$2,570,228	$-	$2,570,228	$-

The Company has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at December 31, 2011 and 2010, for which a nonrecurring change in fair value was recorded.

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$965,988	$-	$965,988	$-
Foreclosed real estate	10,500,411	-	9,297,479	1,202,932

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Fair Value Disclosures (Continued)

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,434,890	$-	$4,434,890	$-
Foreclosed real estate	3,885,396	-	3,498,552	386,844

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the collateral at December 31, 2011 and 2010.

The carrying amount and estimated fair value of the Company's financial instruments at December 31, 2011 and 2010, are as follows:

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$13,329,353	$13,329,353	$11,290,775	$11,290,775
Securities available for sale	2,978,033	2,978,033	2,916,717	2,916,717
Federal Home Loan Bank stock	296,500	296,500	296,500	296,500
Loans, net	59,502,274	59,558,765	73,759,525	73,740,093
Accrued interest receivable	194,863	194,863	358,298	358,298
Cash surrender value of life insurance	2,617,088	2,617,088	2,570,228	2,570,228

Financial Liabilities:
Deposits	91,335,921	91,402,716	93,654,319	93,842,636
Accrued interest payable	248,957	248,957	307,285	307,285
Federal Home Loan Bank and other borrowings	921,000	921,000	3,545,906	3,582,568

Note 14.	Employee Benefit Plans

The Company has a retirement savings 401(k) plan in which all employees may participate. To be eligible, an employee must complete six (6) months of service and reach their entry date. An entry date is the first day of the Plan Year quarter coinciding with or following the date that satisfies the Plan’s eligibility requirements. For 2011, employees may make pretax, voluntary contributions in amounts up to $16,500 (age 49 or less) and $22,000 (age 50 and older). The Company may make discretionary matching contributions equal to a uniform percentage of tiered salary deferrals. This percentage will be determined each year. The Company’s expense for the plan was $5,593 and $5,369 for the years ended December 31, 2011 and 2010, respectively.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Stock Option Plan

The Company has an employee Stock Option Plan (the Plan) under which certain employees may be granted options to purchase shares of the Company’s authorized but unissued common stock. The maximum number of shares of the Company’s common stock available for issuance under the Plan is 375,000 shares. The maximum number of shares available for future grants under the Plan was 222,709 and 206,459 shares for the years ended December 31, 2011 and 2010, respectively. Under the Plan, the option exercise price is equal to the fair market value of the Company’s common stock at the date of the grant. The options expire on the tenth anniversary of the date of the option. Proceeds received by the Company from exercises of the stock options are credited to common stock and additional paid-in capital. No stock options were granted during 2011 or 2010.

A summary of the status of the Company’s stock option plan is presented below:

	Years Ended December 31,
	2011			2010
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value(1)	Shares	Price	Value(1)
Outstanding at beginning of year	31,550	$4.51		71,150	$6.92
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	16,250	3.52		39,600	8.84
Outstanding at end of year	15,300	$5.56	$-	31,550	$4.51	$-
Options exercisable at year-end	15,300	$5.56	$-	31,550	$4.51	$-

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2011 and 2010, respectively. This amount changes based on changes in the market value of the Company's stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The following table summarizes the information about the stock options outstanding and exercisable at December 31, 2011:

	Stock Options Outstanding
		Weighted Average
	Number of	Remaining
	Options	Contractual
Exercise Price	Outstanding	Life in Years

$5.33	15,000	0.1
$17.00	300	2.6

	15,300	0.1

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Salary Deferral Plan

The Company has a nonqualified salary deferral plan for certain directors and key officers. As a result, the Company is the owner of single premium life insurance policies on the life of each participant and is the beneficiary of the policy values, which have an aggregate face value amount of $6,244,029. The cash surrender value of the policies, which is reflected in the accompanying consolidated balance sheets as of December 31, 2011 and 2010 are $2,617,088 and $2,570,228, respectively. Additionally, the associated net non-cash income, which is included in the cash surrender value, are $46,860 and $105,457 for the years ended December 31, 2011 and 2010, respectively.

The Company recognized $383 and $16,331 in compensation expense related to the salary deferral plan for the years ended December 31, 2011 and 2010, respectively, which is included in salaries and employee benefits in the accompanying consolidated statements of income. The net present value of future obligations owed the participants in the salary deferral plan, which is included in other liabilities in the accompanying consolidated balance sheets at December 31, 2011 and 2010, are $136,858 and $136,475, respectively.

Note 17.	Contingencies

The Company and Bank are subject, in the normal course of business, to various pending and threatened legal proceedings in which claims for monetary damages are asserted.  Management does not anticipate that the aggregate liability, if any, arising out of litigation pending against the Company or Bank will have a material effect on the Company’s consolidated financial position or results of operations.  Certain legal proceedings in which the Company and its subsidiary are involved are described below.

At December 31, 2011, the Company and Bank were defendants in a complaint filed in the Blount County Chancery Court. The plaintiffs have alleged breach of contract, promissory estoppels, procurement of breach of contract, constructive fraud and negligent misrepresentation relating to commitments to fund various loans to certain plaintiffs. The plaintiffs were originally seeking compensatory damages of $3,600,000, punitive damages of $14,400,000 and treble damages; however, the plaintiffs have changed counsel and their new counsel has filed an amended complaint. The plaintiffs are now seeking injunctive relief and monetary damages in an unspecified amount. The case is in the discovery phase and the Company’s legal counsel is not able to provide an assessment regarding the potential outcome of the case or an estimate, or range of estimates, of potential damages; therefore, the Bank has not accrued a liability with respect to this lawsuit. The Company and Bank have aggregate insurance coverage of $3,000,000 which management believes is adequate to cover potential awards. Further, management believes they have strong defenses to all claims and intends to vigorously defend this lawsuit.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.	Contingencies (Continued)

On March 2, 2012, the Company and Bank were named as defendants in a complaint filed in the Blount County Circuit Court. The plaintiffs have alleged intentional interference with a contract pursuant to Tennessee code, common law intentional interference with a contract, civil conspiracy and fraud relating to commitments to fund a loan to the plaintiffs. The plaintiffs are seeking compensatory damages, treble damages, punitive damages, reasonable attorney's fees and court costs. No amount of damages is specified in the complaint. The Company’s legal counsel is not able to provide an assessment regarding the potential outcome of the case or an estimate, or range of estimates, of potential damages; therefore, the Bank has not accrued a liability with respect to this lawsuit. The Company and Bank have aggregate insurance coverage of $3,000,000 which management believes is adequate to cover potential awards. Further, management believes they have strong defenses to all claims and intends to vigorously defend this lawsuit.

Note 18.	Liquidity and Capital Resources

The Company’s primary source of funds with which to pay its future obligations is the receipt of dividends from its subsidiary bank. The Bank is significantly undercapitalized at December 31, 2011, and must have FDIC and Tennessee Department of Financial Institution's approval prior to payment of any cash dividends in accordance with the Order more fully explained in Note 2. Furthermore, under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner of the TDFI, is limited to net income for that year combined with retained net income for the two preceding years. Because of the Bank’s losses in 2011 and 2010, and the Order’s restrictions on the Bank’s ability to pay dividends to the Company, dividends from the Bank to the Company, including funds for payment of interest on the Company’s indebtedness, to the extent that cash on hand at the Company is not sufficient to make such payments, will require prior approval of the commissioner of the TDFI and the FDIC.

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

Note 20.	Sale of Branch

On February 29, 2012, the Company sold the land and real estate where its Maryville branch is located along with certain fixed assets for approximately $1,700,000. Loans and deposits were retained by the Bank and will be serviced and maintained at other locations. Certain fixed assets will be retained by the Company and management has evaluated these assets for impairment. Management anticipates a net gain of approximately $100,000 on the sale of these assets.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.	Condensed Financial Statements of Parent Company

Financial information pertaining only to American Patriot Financial Group, Inc. is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
Balance Sheets	2011	2010
Assets

Cash and due from banks	$63	$2,296
Investment in American Patriot Bank	2,065,141	3,104,548
Other assets	-	-

Total assets	$2,065,204	$3,106,844

Liabilities and Stockholders’ Equity

Accrued expenses	$116,023	$43,000
Notes payable	921,000	921,000
Total liabilities	1,037,023	964,000

Stockholders’ Equity
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; 207 issued and outstanding at December 31, 2011 and 2010	188,789	174,220
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,389,391 shares at December 31, 2011 and 2010	796,337	796,337

Additional paid-in capital	7,167,260	7,167,260
Retained deficit	(7,148,851)	(5,946,761)
Accumulated other comprehensive income	24,646	(48,212)
Total Stockholders’ Equity	1,028,181	2,142,844
Total Liabilities and Stockholders’ Equity	$2,065,204	$3,106,844

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.	Condensed Financial Statements of Parent Company (Continued)

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Statements of Operations

Income
Dividends from American Patriot Bank	$-	$-

Operating expenses	75,256	55,647

Loss before income taxes and equity in undistributed loss of American Patriot Bank	(75,256)	(55,647)
Applicable income tax benefit	-	-
	(75,256)	(55,647)
Equity in undistributed net loss	(1,112,265)	(2,242,171)

Net loss	(1,187,521)	(2,297,818)

Preferred stock dividend requirement	12,420	9,094
Accretion on preferred stock discount	14,569	10,926

Net loss to Common Shareholders	$(1,214,510)	$(2,317,838)

Statements of Cash Flows

Cash flows from operating activities:
Net loss	$(1,187,521)	$(2,297,818)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed loss of American Patriot Bank	1,112,265	2,242,171
Increase (decrease) in other liabilities	73,023	(54,944)
Decrease in other assets	-	32,872

Net cash used in operating activities	(2,233)	(77,719)

Cash flows from financing activities:
Issuance of preferred stock	-	163,294
Repayment of other borrowings	-	(107,000)

Net cash provided by financing activities	-	56,294

Net (decrease) increase in cash and cash equivalents	(2,233)	(21,425)

Cash and cash equivalents at beginning of year	2,296	23,721

Cash and cash equivalents at end of year	$63	$2,296

