Form 10-K/A
period 2011-12-31
American Patriot Financial Group, Inc.
filed 2012-04-30
CIK 1290505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

American Patriot Financial Group, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amendment”) to amend Items 10 through 14 of Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2012 (the “Original Filing”), to include the information required by such items. We have also included certain exhibits, and, accordingly, Item 15 of Part IV has also been amended.

Except as otherwise expressly noted herein, this Amendment to Annual Report on Form 10-K/A does not reflect events occurring after the April 9, 2012 filing of the Original Filing in any way, except to reflect the changes discussed in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing.

The Company does not undertake to update any information or disclosures in, or exhibits to, the Original Filing to reflect events and circumstances occurring since the Original Filing. Such matters will be addressed in subsequent reports filed with the SEC.

As a result of this Amendment, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is filing new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by its principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements are contained within this Amendment, the Company is not including the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS and corporate governance

The Board of Directors is divided into three classes, designated Classes I, II, and III, as nearly equal in number as the then total number of directors permits.

The information describing the current position and prior business experience of the directors below contains information regarding the person’s service as a director, business experience, public reporting company director positions held currently or at any time during the last five years and the experiences, qualifications, attributes or skills that caused the Board of Directors to determine that the person should serve as a director for the Company.

CLASS I DIRECTOR

(Term to expire at the 2012 Annual Meeting of Shareholders)

Name	Age	Business Experience During Past Five Years and Position Held With the Bank and the Company	Director Since

James Randal Hall	55	Banking; Chief Executive Officer and President of the Company and the Bank	2011

James Randal Hall has served as the Chief Executive Officer and President of the Company and American Patriot Bank (the “Bank”) since June 2011. Prior to that time, he served as the Bank’s Senior Vice President – Senior Lender and Chief Credit Officer since August 2010. Before coming to American Patriot Bank, he served as Senior Vice President – Lending, Chief Lending Officer with Clayton Bank and Trust in Knoxville, Tennessee from May 2008 to August 2010 and Senior Vice President of Commercial Lending with Citizens Bank in Morristown, Tennessee from December 2001 to May 2008. The Board believes that Mr. Hall’s extensive banking experience and his experience  managing the day to day operations of the Company’s business as the Company’s and the Bank’s Chief Executive Officer provide the Board with knowledge and insight into the Company’s operations and make him a valuable member of the Board.

CLASS II DIRECTOR

(Term to expire at the 2012 Annual Meeting of Shareholders)

Name	Age	Business Experience During Past Five Years and Position Held With the Bank and the Company	Director Since

Wendy C. Warner	51	Real Estate; Director and Chairman of the Board	2001*

___________________
* Includes time served on Bank of Greeneville Board of Directors

Wendy C. Warner is a director and serves as Chairman of the Board of the Company and the Bank. Ms. Warner is the President of Warner Realty Company, West Main Cash, Inc. and SAWLEW Inc., all in Greeneville, Tennessee. She graduated from East Tennessee State University in 1986 with a B.S. in business administration. She has received the CCIM designation. Ms. Warner’s familiarity with the area’s commercial and consumer real estate environment is useful to the Company’s Board. In addition, Ms. Warner has small business management experience and an extensive network of contacts in the local business community.

CLASS III DIRECTORS

(Terms to expire at the 2013 Annual Meeting of Shareholders)

Name	Age	Business Experience During Past Five Years and Position Held With the Bank and the Company	Director Since

William J. Smead	66	Physician; Director	2001*

Roger A. Woolsey	57	Attorney; Director	2001*

___________________
* Includes time served on Bank of Greeneville Board of Directors

William J. Smead is a director of the Company and the Bank. He served as Chairman of the Board from October 9, 2007 to December 31, 2010 and as interim Chief Executive Officer from March 5, 2009 to November 5, 2009. Dr. Smead is a physician and principal in The Greeneville Eye Clinic in Greeneville, Tennessee. He received his undergraduate degrees from the University of Arkansas in Fayetteville, Arkansas, and he also received his Medical Degree from the University of Arkansas. Dr. Smead has extensive experience as a physician in the communities that the Company serves, is a successful small business owner and is actively involved in a number of community activities in the Company’s market area.

Roger A. Woolsey is a director of the Company and the Bank. Mr. Woolsey has practiced law in Greeneville, Tennessee, with Woolsey & Woolsey attorneys at law since 1979. He received both his undergraduate degree and his law degree from the University of Tennessee in Knoxville. Mr. Woolsey’s over 32 years of legal practice in the Greene County, Tennessee area, during which he has represented a broad array of corporate and municipal clients, contribute to the breadth and depth of experience on the Board through the inclusion of a member with an understanding of a broad range of legal and regulatory matters.

Other Directorships and Family Relationships

No director of the Company currently serves as a director of any other public company. We are not aware of any family relationships between any of our directors and executive officers.

Executive Officers

Our Board of Directors has the power to appoint our officers. Each officer will hold office for such term as may be prescribed by the Board of Directors and until such person’s successor is chosen and qualified or until such person’s death, resignation, or removal. The Company has the following executive officer in addition to Ms. Warmer, the Chairman of the Board, and Mr. Hall, the Chief Executive Officer and President, whose descriptions are detailed above.

Name	Age	Present Position
T. Don Waddell	64	Chief Financial Officer, Secretary

T. Don Waddell has served as the Chief Financial Officer and Secretary of the Bank and the Company since 2001. Prior to joining the Bank, Mr. Waddell was a Certified Public Accountant in public practice and was the Chief Financial Officer of Greene County Bancshares, Inc., Greeneville, Tennessee, for eight years. Mr. Waddell received his undergraduate degree from East Tennessee State University in 1973.

Audit Committee

The Audit Committee consists of Messrs. Woolsey and Smead and Ms. Warner. The Audit Committee has the authority and responsibility to ensure the accuracy and reliability of the Company’s financial statements; adequate internal controls and operating procedures; and compliance with all laws, regulations, and policies. No member of the Audit Committee is an “Audit Committee Financial Expert” as that term is defined in Item 407(d) of Regulation S-K. The Board believes that the expense to retain an Audit Committee Financial Expert at this time is cost prohibitive. However, the Board believes that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. The Committee has the authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities. The Audit Committee has adopted a written charter which is available on the Company’s website at www.americanpatriotbank.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of Company Common Stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on its review of the copies of such forms received by it during the year ended December 31, 2011, or written representations from certain reporting persons, that no Forms 5 were required for those persons, all filing requirements applicable to the Company’s officers, directors and greater than ten percent beneficial owners were complied with during the period ended December 31, 2011.

Code of Ethics

The Board of directors of the Company has adopted a code of ethics that applies to all directors and executive officers of the Company, including the principal executive officer, the principal financial officer, and the principal accounting officer. The code of ethics, which fulfills the requirements of the criteria established by applicable SEC regulations, is part of the code of ethics that applies to all employees of the Bank. The code of ethics is available at the “About Us” section of the Bank’s website at www.americanpatriotbank.com. The Company will also provide a copy of the code of ethics free of charge to any person requesting a copy from the Company in writing. Such requests should be sent to the attention of James Randal Hall, Chief Executive Officer, at P.O. Box 610, Greeneville, Tennessee 37744.

ITEM 11.	EXECUTIVE COMPENSATION

Risk Assessment of Compensation Policies

The Board has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk taking, and that the level of risk that they do encourage is not reasonably likely to have a materially adverse effect on the Company.

Summary Compensation Table

The following table sets forth the aggregate remuneration paid by the Company for services for the years ended December 31, 2011 and December 31, 2010 to the individuals listed below (the “Named Executive Officers”). No other officer of the Company or the Bank received compensation in excess of $100,000 during 2011 or 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-qualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)
James Randal Hall	2011	$126,946	$0	$0	$0		$126,946
Chief Executive Officer(1)

John D. Belew
Former President and Chief	2011	$67,203	$0	$0	$0		$67,203
Executive Officer(2)	2010	$158,029	$0	$0	$7,000	(3)	$165,029

*	The named executive officers did not receive any stock awards, option awards, non-equity incentive plan compensation, and had no non-qualified deferred compensation earnings.
(1)	Mr. Hall was appointed to serve as Chief Executive Officer of the Company and the Bank effective June 15, 2011.
(2)	Mr. Belew resigned as President and Chief Executive Officer of the Company and the Bank effective June 15, 2011.
(3)	Includes Director fees of $7,000.

Employment Agreements

There are no employment agreements currently in place with respect to the Named Executive Officers.

Equity Incentive

Currently, we do not have an equity incentive plan, but at various times our Board of Directors, at its discretion, has granted stock option awards to executive officers as well as other employees.

Outstanding Equity Awards at Fiscal Year-End 2011

There were no outstanding option awards as of December 31, 2011 for our Named Executive Officers.

Retirement Benefits and Change of Control Benefits

The Company does not have a plan that provides for the payment of retirement benefits to a Named Executive Officer, and there are no contracts or agreements that provide payments to a Named Executive Officer at, following, or in connection with, the resignation, retirement or other termination of a Named Executive Officer, or a change in control of the Company.

Compensation Committee

The Compensation Committee of the Board is currently comprised of three directors on the Board of Directors and is responsible for making decisions concerning cash and other compensation paid to our Chief Executive Officer and our other Named Executive Officers. Each member of the Compensation Committee is independent within the meaning of NASDAQ’s listing standards and is appointed annually.

The Compensation Committee has the authority to make all decisions relating to executive officer compensation, which are then reviewed by the full Board. They may delegate that authority to other persons specifying what authority is so delegated and to whom.

The Compensation Committee meets periodically to evaluate the compensation and fringe benefits of our Named Executive Officers. The Compensation Committee met 6 times during 2011.

Director Compensation

Directors of the Company and the Bank have not received compensation for their service on the Boards of Directors of the Company and the Bank since August 2010. Information regarding director compensation received by James Randal Hall, the Company’s and the Bank’s President and Chief Executive Officer, and John D. Belew, the Company’s and the Bank’s former President and Chief Executive Officer is included in the above Summary Compensation Table.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

As of April 30, 2012, the Company’s records indicate the following number of shares of common stock were beneficially owned by (i) each person who is a director or a Named Executive Officer of the Company and (ii) all directors and executive officers as a group. Management is not aware of any change in control of the Company which has occurred since the Bank commenced operations on July 9, 2001, other than the share exchange with the Company on January 23, 2004, or any arrangement which may, at a subsequent date, result in a change in control of the Company. Management of the Company does not know of any person who owns, beneficially or of record, more than 5% of the Company’s outstanding common stock other than Dr. Smead, as indicated below. Except as otherwise indicated, each shareholder listed below has sole voting and investment power as to the shares owned by that person.

DIRECTORS AND EXECUTIVE OFFICERS

	Amount of Beneficial Ownership of Common Stock(#)		Percentage Ownership of Common Stock(%)(1)
James Randal Hall	0		*
4205 Willow Way
Morristown, TN 37814

William J. Smead	135,166	(2)	5.66
330 Patricia Lane
Greeneville, TN 37743

T. Don Waddell	6,000		*
231 Fairfield Drive
Greeneville, TN 37745

Wendy C. Warner	36,689		1.54
401 Oak Grove Avenue
Greeneville, TN 37745

Roger A. Woolsey	39,486	(3)	1.65
3104 Charlie Doty Road
Greeneville, TN 37743

	Amount of Beneficial Ownership of Common Stock(#)	Percentage Ownership of Common Stock(%)(1)
John D. Belew	0	*
1119 Temple Street, #6
Greeneville, TN 37745

All executive officers and directors as a group (6 persons)	217,341	9.10

___________________

* Less than one percent.

(1) Based on 2,389,391 shares of common stock issued and outstanding as of April 30, 2012, plus, for each person, any shares of common stock that person has the right to acquire within 60 days pursuant to stock options.

(2) Includes 67,000 shares beneficially owned by Dr. Smead’s wife.

(3) Includes 850 shares beneficially owned by Mr. Woolsey’s wife.

Securities Authorized for Issuance Under Equity Compensation Plans

The Bank issued stock option agreements to certain officers and employees (“Options”), at various times beginning on July 16, 2001. These Options were not approved by the shareholders, as such approval is not necessary for these non-qualified option agreements. Upon consummation of the share exchange on January 23, 2004, the Company became party to these options issued by the Bank.

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

The maximum number of shares of the Company’s common stock available for issuance pursuant to stock options is 375,000 shares. As of December 31, 2011 the maximum number of shares available for future stock option grants is 222,709 shares. The option exercise price is equal to the fair market value of the Company’s common stock at the date of the grant. The options expire on the tenth anniversary of the date of the option. Prior to adopting FASB ASC Topic 718, the Company elected to vest immediately all remaining stock options as of May 17, 2005. Proceeds received by the Company from exercises of the stock options are credited to common stock and additional paid-in capital.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and director independence

Director Independence

The Board has determined that each of William J. Smead, Roger A. Woolsey and Wendy C. Warner is an “independent director” within the meaning of Marketplace Rule 5605(a)(2) of the Nasdaq Stock Market, LLC.

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

ITEM 14.	PRINCIPAL accountANT FEES AND SERVICES

Hazlett, Lewis & Bieter, PLLC (“HLB”) has served as independent registered public accounting firm of the Company since May 22, 2007. For services rendered in 2011 and 2010 by HLB, our current independent independent registered public accounting firm, we incurred the following fees:

Audit Fees

The aggregate fees billed by HLB for audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q for fiscal year 2011 were $94,008. The aggregate fees billed by HLB for audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q for fiscal year 2010 were $93,976.

Audit Related Fees

None.

Tax Fees

The aggregate fees billed by HLB for professional services for tax compliance, tax advice and tax planning in fiscal year 2011 were $8,200. The aggregate fees billed by HLB for professional services for tax compliance, tax advice and tax planning in fiscal year 2010 were $8,000.

All Other Fees

There were no fees billed by HLB for other services rendered in 2011 or 2010.

The Audit Committee has adopted pre-approval policies and procedures for audit and non-audit services to be performed by HLB, as the registered public accounting firm that performs the audit of our consolidated financial statements that are filed with the SEC. All services by HLB must be pre-approved by the Audit Committee. The Audit Committee considered whether the provision of audit-related and other non-audit services conflicts with HLB’s independence and found that this provision of services is compatible with maintaining the principal accountant’s independence.

The Audit Committee approved all of the above services performed by HLB.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements:

The following Consolidated Financial Statements of American Patriot Financial Group, Inc. and the related notes are filed as part of this Report pursuant to Item 8:

(2)	Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit No.	Description

3.1	Charter of American Patriot Financial Group, Inc. (Restated for SEC filing purposes only)
3.2	Bylaws of American Patriot Financial Group, Inc. (1)
10.1	Share Exchange Agreement between American Patriot Financial Group, Inc. (F/K/A BG Financial Group, Inc.) and American Patriot Bank (F/K/A Bank of Greeneville), effective January 23, 2004. (1)
10.2	Purchase and Assumption Agreement between American Patriot Bank (f/k/a Bank of Greeneville) and First Community Bank of East Tennessee, dated July 6, 2001. (2)
10.3	Stipulation and Consent to the Issuance of an Order to Cease and Desist dated May 29, 2009. (3)
10.4	Order to Cease and Desist between American Patriot Bank and the Federal Deposit Insurance Corporation dated June 3, 2009. (3)
10.5	Employment Agreement, by and between American Patriot Bank and John Donald Belew, dated as of August 26, 2009.* (4)
10.6	Amendment No. 1 to Employment Agreement, by and between American Patriot Financial Group, Inc., American Patriot Bank and John Donald Belew, dated as of January 21, 2010. (5)
21.1	Subsidiaries of American Patriot Financial Group, Inc.* (7)
31.1	Certification pursuant to Rule 13a-14a/15d-14(a) (7)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a) (7)
31.3	Certification pursuant to Rule 13a-14a/15d-14(a)
31.4	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 U.S.C. Section 1350-Sarbanes-Oxley Act of 2002 (7)
32.2	Certification pursuant to Rule 18 U.S.C. Section 1350-Sarbanes-Oxley Act of 2002 (7)
99.1	FDIC Supervisory Prompt Corrective Action Directive, dated August 17, 2010. (6)
101	Interactive Data File. (7)

*	Management compensatory plan or arrangement.

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

(3)     Previously filed as an exhibit to a Form 8-K filed by American Patriot Financial Group, Inc. with the SEC on June 9, 2009.

(4)     Previously filed as an exhibit to a Form 8-K filed by American Patriot Financial Group, Inc. with the SEC on August 28, 2009.

(5)     Previously filed as an exhibit to a Form 8-K filed by American Patriot Financial Group, Inc. with the SEC on January 22, 2010.

(6)     Previously filed as an exhibit to a Form 8-K filed by American Patriot Financial Group, Inc. with the SEC on August 23, 2010.

(7)     Previously filed as an exhibit to the Company’s Form 10-K filed by American Patriot Financial Group, Inc. with the SEC on April 9, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PATRIOT FINANCIAL GROUP, INC.

By:	/s/ J. Randal Hall
J. Randal Hall, Chief Executive Officer

Date:	April 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wendy C. Warner	By:	/s/ William J. Smead
	Wendy C. Warner, Director		William J. Smead, Director

Date:	April 30, 2012		Date: April 30, 2012

By:	/s/ Roger A. Woolsey	By:	/s/ J. Randal Hall
	Roger A. Woolsey, Director		J. Randal Hall, Chief Executive Officer and Director

Date:	April 30, 2012		Date: April 30, 2012

By:	/s/ T. Don Waddell
T. Don Waddell, Chief Financial Officer

Date:	April 30, 2012

