Form 10-Q
period 2012-03-31
American Patriot Financial Group, Inc.
filed 2012-05-15
CIK 1290505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, there were 2,389,391 shares of common stock, $0.333 par value, issued and outstanding.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED BALANCE SHEETS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

	As of
	March 31, 2012	As of
	(Unaudited)	December 31, 2011
ASSETS

Cash and due from banks	$1,255,445	$1,502,817
Federal funds sold	2,717,251	2,051,674
Interest-bearing deposits in banks	10,790,095	9,774,862
Cash and cash equivalents	14,762,791	13,329,353
Securities available for sale	2,943,378	2,978,033
Federal Home Loan Bank stock, at cost	296,500	296,500
Loans, net of allowance for loan losses of $1,640,481 in 2012 and $1,636,074 in 2011	57,049,085	59,502,274
Premises and equipment, net	3,112,891	4,666,631
Accrued interest receivable	214,643	194,863
Foreclosed assets	11,711,316	10,500,411
Cash surrender value of bank owned life insurance	2,642,172	2,617,088
Other assets	94,223	124,380
Total Assets	$92,826,999	$94,209,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$7,508,204	$5,452,556
Interest-bearing
Money market, interest checking and savings	26,377,982	26,809,956
Time deposits	56,163,539	59,073,409
Total Deposits	90,049,725	91,335,921
Accrued interest payable	265,410	248,957
Deferred tax liabilities, net	11,965	15,295
Other liabilities	509,448	660,179
Notes Payable	921,000	921,000
Total Liabilities	91,757,548	93,181,352

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; issued and outstanding 232 shares at March 31, 2012 and 207 shares at December 31, 2011	217,432	188,789
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,389,391 shares at March 31, 2012 and December 31, 2011	796,337	796,337
Additional paid-in capital	7,167,260	7,167,260
Retained deficit	(7,130,857)	(7,148,851)
Accumulated other comprehensive income	19,279	24,646
Total Stockholders’ Equity	1,069,451	1,028,181
Total Liabilities and Stockholders’ Equity	$92,826,999	$94,209,533

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

Interest and dividend income:
Loans, including fees	$954,786	$954,022
Investment securities	13,185	14,669
Dividends on Federal Home Loan Bank stock	3,363	3,363
Federal funds sold and other	12,335	17,731
Total interest and dividend income	983,669	989,785

Interest expense:
Deposits	202,945	304,507
Borrowed funds	16,240	39,598
Total interest expense	219,185	344,105
Net interest income before provision for loan losses	764,484	645,680

Provision for loan losses	-	4,260
Net interest income after provision for loan losses	764,484	641,420

Noninterest income:
Customer service fees	67,574	74,386
Fees from origination of mortgage loans sold	-	4,235
Other	154,235	27,253
Total noninterest income	221,809	105,874

Noninterest expense:
Salaries and employee benefits	371,484	368,048
Occupancy	135,296	151,607
Advertising	1,771	5,163
Data processing	82,752	79,372
Legal and professional	82,237	103,731
Depository insurance	80,054	105,510
Foreclosed real estate, net	86,106	107,538
Other operating	124,956	108,210
Total noninterest expense	964,656	1,029,179

Net income (loss) before income taxes	21,637	(281,885)

Income taxes	-	-

Net income (loss)	$21,637	$(281,885)
Preferred stock dividend requirement	(3,230)	(12,199)
Accretion on preferred stock discount	(3,643)	(3,643)

Net Income (Loss) to Common Shareholders	$14,764	$(297,727)

Basic net income (loss) per common share	$.01	$(.12)
Diluted net income (loss) per common share	$.01	$(.12)

4

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net income (loss)	$21,637	$(281,885)

Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on securities available for sale	(5,367)	2,492

Comprehensive income (loss)	$16,270	$(279,393)

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

Three Months Ended March 31, 2012

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Deficit	Income	Total

Balance, December 31, 2011	$188,789	$796,337	$7,167,260	$(7,148,851)	$24,646	$1,028,181

Net income	-	-	-	21,637	-	21,637
Change in unrealized gains (losses) on securities available for sale, net of tax effect of $3,330	-	-	-	-	(5,367)	(5,367)
Issuance of preferred stock	25,000	-	-	-	-	25,000
Accretion of discount on preferred stock - Series A	3,643	-	-	(3,643)	-	-

Balance, March 31, 2012	$217,432	$796,337	$7,167,260	$(7,130,857)	$19,279	$1,069,451

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,637	$(281,885)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	-	4,260
Write-down of foreclosed assets	37,692	37,084
Depreciation	49,581	63,922
Realized net (gains) losses on sales of loans and other assets	(136,840)	11,511
Amortization of securities	97	-
Increase in cash surrender value of bank owned life insurance	(25,084)	(25,794)
Net change in:
Accrued interest receivable	(19,780)	98,901
Other assets	30,157	11,793
Other liabilities	(150,731)	(46,598)
Accrued interest payable	16,453	64,742
Net cash used in operating activities	(176,818)	(62,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls and maturities of securities available for sale	1,023,205	5,987
Purchase of securities available for sale	(997,517)	-
Proceeds from sales of foreclosed assets	307,301	70,301
Loan originations and principal collections, net	903,968	2,758,999
Proceeds from sales of premises and equipment	1,649,645	-
Additions to premises and equipment	(15,150)	(7,272)
Net cash provided by investing activities	2,871,452	2,828,015

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits (non-time deposits)	1,623,674	(1,266,747)
Net decrease in time deposits	(2,909,870)	(500,484)
Proceeds from issuance of preferred stock	25,000	-
Net cash used in financing activities	(1,261,196)	(1,767,231)

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

Net change in cash and cash equivalents	$1,433,438	$998,720

Cash and cash equivalents at beginning of period	13,329,353	11,290,775

Cash and cash equivalents at end of period	$14,762,791	$12,289,495

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$202,732	$279,363

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Loans moved to foreclosed/repossessed assets	$1,549,221	$2,608,065

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Summary of Significant Accounting Policies

Nature of Business:

American Patriot Financial Group, Inc. (the “Company”) is a bank holding company which owns all of the outstanding common stock of American Patriot Bank (the “Bank”). The Bank provides a variety of financial services through its locations in Greeneville, Tennessee and surrounding areas. The Bank’s primary deposit products are demand deposits, savings accounts, and certificates of deposit. Its primary lending products are commercial loans, real estate loans, and installment loans.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain amounts from prior period financial statements have been reclassified to conform to current period’s presentation.

Preferred Stock Issuance:

In accordance with its charter, the Company has authorized and is offering and issuing up to 5,000 shares of series A Preferred Stock (preferred stock) at a price of $1,000 per share. The preferred stock will accrue cumulative dividends at a rate of 6% per annum. Dividends will be payable quarterly in arrears. However, the Bank and Company are currently prohibited from paying dividends. The shares have a liquidation preference of $1,000 per share. The shares may be converted to common stock after three years following issuance at a $5.00 per share conversion rate. The preferred stock is redeemable only at the option of the Company, subject to receipt of any required regulatory approval, after the third anniversary date of the investment at 100% of the issuance price of $1,000 per share plus any accrued and unpaid dividends. The preferred stock ranks senior to the Company's common stock, and no dividends on common stock may be declared or paid until all accrued and unpaid dividends for all past dividend periods have been paid on the preferred stock. The preferred stock is non-voting, other than certain class voting rights. For the three months ended March 31, 2012, the Company issued twenty-five shares of preferred stock.

Going Concern:

The Company continues to prepare its consolidated financial statements on a going concern basis. For further information regarding this issue, refer to note 2 “Regulatory Actions & Going Concern Considerations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on April 9, 2012. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-K.

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

No options were granted during the three months ended March 31, 2012, and no compensation cost related to options is recognized in the consolidated statements of income for the three months ended March 31, 2012 or 2011. No intrinsic value exists at March 31, 2012 with respect to stock options outstanding at that date, as the last price at which the Company's common stock was traded and of which the Company is aware was $1.50 (in April 2011), which is below the exercise price of the outstanding options.

Note 3.	Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share (EPS) of common stock is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares and potential dilutive common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three months ended March 31, 2012, 300 options are excluded from the effect of dilutive securities because they are anti-dilutive; 31,550 options are similarly excluded from the effect of dilutive securities for the three months ended March 31, 2011.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per share computations for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012		2011
	Income (Loss)	Shares	Income (Loss)	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income (loss) available to common stockholders	$14,764	2,389,391	$(297,727)	2,389,391

Effect of dilutive securities
Stock options outstanding	-	-	-	-

Diluted EPS
Income (loss) available to common shareholders plus assumed conversions	$14,764	2,389,391	$(297,727)	2,389,391

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in methodologies used at March 31, 2012 and December 31, 2011.

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012 and December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Accrued interest:

The carrying amounts of accrued interest approximate fair value.

Foreclosed real estate:

Foreclosed real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is initially recorded at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustment to the fair value are recorded as a component of foreclosed real estate expense. Foreclosed real estate is included in Level 2 of the valuation hierarchy when the fair value is based on an observable market price or a current appraised value. When an appraised value is not available or management determines the foreclosed real estate is impaired below the appraised value and there is no observable market price, the Company records the foreclosed real estate as nonrecurring Level 3.

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

Notes Payable:

Fair values of notes payable approximate carrying value as these amounts are due on demand.

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
Securities of U.S.
Government agencies and corporations	$1,993,830	$-	$1,993,830	$-
Mortgage-backed securities	949,548	-	949,548	-

	$2,943,378	$-	$2,943,378	$-

Cash surrender value of life insurance	$2,642,172	$-	$2,642,172	$-

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
Securities of U.S.
Government agencies and corporations	$2,004,780	$-	$2,004,780	$-
Mortgage-backed securities	973,253	-	973,253	-

	$2,978,033	$-	$2,978,033	$-

Cash surrender value of life insurance	$2,617,088	$-	$2,617,088	$-

The Company has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at March 31, 2012 and December 31, 2011, for which a nonrecurring change in fair value was recorded.

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$525,637	$-	$525,637	$-
Foreclosed real estate	$11,711,316	-	10,559,762	1,151,554

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$965,988	$-	$965,988	$-
Foreclosed real estate	10,500,411	-	9,297,479	1,202,932

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the collateral at March 31, 2012 and December 31, 2011.

The carrying amount and estimated fair value of the Company's financial instruments at March 31, 2012 and December 31, 2011, are as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:

Cash and cash equivalents	$14,762,791	$14,762,791	$13,329,353	$13,329,353
Securities available for sale	2,943,378	2,943,378	2,978,033	2,978,033
Federal Home Loan Bank stock	296,500	296,500	296,500	296,500
Loans, net	57,049,085	56,979,862	59,502,274	59,558,765
Accrued interest receivable	214,643	214,643	194,863	194,863
Cash surrender value of life insurance	2,642,172	2,642,172	2,617,088	2,617,088

Financial Liabilities:
Deposits	90,049,725	90,182,432	91,335,921	91,402,716
Accrued interest payable	265,410	265,410	248,957	248.957
Notes payable	921,000	921,000	921,000	921,000

Note 5. Securities Available for Sale

The amortized cost and estimated fair value of securities classified as available for sale at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
		Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$1,997,518	$2,590	$(6,278)	$1,993,830

Mortgage-backed and related securities (1)	914,616	34,932	-	949,548

	$2,912,134	$37,522	$(6,278)	$2,943,378

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$2,000,000	$4,780	$-	$2,004,780

Mortgage-backed and related securities (1)	938,092	35,161	-	973,253

	$2,938,092	$39,941	$-	$2,978,033

(1) Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

U.S. Government sponsored enterprises include entities such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

The securities have maturity dates of five to twenty-eight years.

The Bank has pledged securities with book values of approximately $2,912,000 and $2,938,000 (which approximates market values) to secure deposits of public and private funds as of March 31, 2012 and December 31, 2011, respectively.

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable. If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model. If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model. The Company conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred. The Company does not have any securities that have been classified as other-than-temporarily-impaired at March 31, 2012.

Note 6. Loans and Allowance for Loan Losses

A summary of the balances of loans follows:

	March 31,	December 31,
	2012	2011

Mortgage loans on real estate:
Residential 1-4 family	$31,217,112	$33,029,125
Nonresidential & multifamily	15,721,171	15,864,782
Construction and development	3,161,388	3,145,865
	50,099,671	52,039,772

Commercial loans	7,481,683	8,005,113

Consumer loans	1,108,212	1,093,463

Total loans	58,689,566	61,138,348

Less:
Estimated allowance for loan losses	(1,640,481)	(1,636,074)

Loans, net	$57,049,085	$59,502,274

An analysis of the allowance for loan losses follows:

	Three Months	Year Ended
	Ended March 31,	December 31,
	2012	2011

Balance, beginning	$1,636,074	$2,956,010
Provision for loan losses	-	12,057
Recoveries of loans previously charged-off	17,292	348,988
	1,653,366	3,317,055
Loans charged-off	12,885	1,680,981
Balance, ending	$1,640,481	$1,636,074

The following table details the changes in the allowance for loan losses during the three months ended March 31, 2012:

		Nonresidential	Construction
	Residential	and	and
	1-4 Family	Multifamily	Development	Commercial	Consumer	Unallocated	Total

Balance, beginning	$653,647	$91,284	$411,000	$154,850	$30,625	$294,668	$1,636,074
Charge-offs	(7,002)	-	-	(252)	(5,631)	-	(12,885)
Recoveries	6,036	-	434	1,241	9,581	-	17,292
Provision for loan loss	(76,813)	49,440	(120,190)	(10,567)	3,025	155,105	-

Balance, ending	$575,868	$140,724	$291,244	$145,272	$37,600	$449,773	$1,640,481

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment are as follows:

	March 31, 2012
		Nonresidential	Construction
	Residential	and	and
	1-4 Family	Multifamily	Development	Commercial	Consumer	Unallocated	Total

Specified reserves impaired loans	$134,883	$-	$29,000	$-	$-	$-	$163,883

General reserves	440,985	140,724	262,244	145,272	37,600	449,773	1,476,598

Total reserves	$575,868	$140,724	$291,244	$145,272	$37,600	$449,773	$1,640,481

Unpaid principal balance of impaired loans	$1,617,924	$2,447,565	$105,128	$504,497	$7,294	$-	$4,682,408

Recorded investment in loans
individually evaluated for impairment:
With a valuation allowance	$584,392	$-	$105,128	$-	$-	$-	$689,520
Without a valuation allowance	1,011,597	2,447,565	-	484,497	7,294	-	3,950,953

Total recorded investment in loans individually evaluated for impairment	1,595,989	2,447,565	105,128	484,497	7,294	-	4,640,473

Loans collectively evaluated for impairment	29,621,123	13,273,606	3,056,260	6,997,186	1,100,918	-	54,049,093

Total loans	$31,217,112	$15,721,171	$3,161,388	$7,481,683	$1,108,212	$-	$58,689,566

Average investment in impaired loans	$1,599,307	$2,449,058	$105,128	$504,427	$7,294	$-	$4,665,214

Interest income recognized on impaired loans	$5,711	$13,235	$-	$7,528	$-	$-	$26,474

	December 31, 2011
		Nonresidential	Construction
	Residential	and	and
	1-4 Family	Multifamily	Development	Commercial	Consumer	Unallocated	Total

Specified reserves impaired loans	$184,883	$-	$29,000	$-	$-	$-	$213,883

General reserves	468,764	91,284	382,000	154,850	30,625	294,668	1,422,191

Total reserves	$653,647	$91,284	$411,000	$154,850	$30,625	$294,668	$1,636,074

Unpaid principal balance of impaired loans	$3,223,809	$2,696,080	$275,205	$98,956	$7,294	$-	$6,301,344

Recorded investment in loans
individually evaluated for impairment:
With a valuation allowance	$1,074,743	$-	$105,128	$-	$-	$-	$1,179,871
Without a valuation allowance	2,107,131	2,696,080	170,077	78,956	7,294	-	5,059,538

Total recorded investment in loans individually evaluated for impairment	3,181,874	2,696,080	275,205	78,956	7,294	-	6,239,409

Loans collectively evaluated for impairment	29,847,251	13,168,702	2,870,660	7,926,157	1,086,169	-	54,898,939

Total loans	$33,029,125	$15,864,782	$3,145,865	$8,005,113	$1,093,463	$-	$61,138,348

Average investment in impaired loans	$4,331,927	$3,464,225	$425,122	$117,128	$9,725	$-	$8,348,127

Interest income recognized on impaired loans	$88,860	$59,448	$8,334	$1,695	$-	$-	$158,337

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

The following tables present an aged analysis of past due loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012
		Past Due
	30-89 Days	90 Days
	Past Due and	Or More		Total	Current	Total
	Accruing	and Accruing	Non-Accrual	Past Due	Loans	Loans

Residential 1-4 family	$727,176	$-	$1,183,600	$1,910,776	$29,306,336	$31,217,112
Nonresidential and multifamily	950,044	-	1,355,033	2,305,077	13,416,094	15,721,171
Construction and land development	482,399	-	105,128	587,527	2,573,861	3,161,388
Commercial	786,985	-	3,821	790,806	6,690,877	7,481,683
Consumer	48,606	-	7,294	55,900	1,052,312	1,108,212

Total	$2,995,210	$-	$2,654,876	$5,650,086	$53,039,480	$58,689,566

	December 31, 2011
		Past Due
	30-89 Days	90 Days
	Past Due and	Or More		Total	Current	Total
	Accruing	and Accruing	Non-Accrual	Past Due	Loans	Loans

Residential 1-4 family	$2,015,559	$-	$3,181,874	$5,197,433	$27,831,692	$33,029,125
Nonresidential and multifamily	332,167	-	2,515,410	2,847,577	13,017,205	15,864,782
Construction and land development	57,214	-	275,205	332,419	2,813,446	3,145,865
Commercial	723,152	-	78,956	802,108	7,203,005	8,005,113
Consumer	31,678	-	9,698	41,376	1,052,087	1,093,463

Total	$3,159,770	$-	$6,061,143	$9,220,913	$51,917,435	$61,138,348

Credit quality indicators:

Federal regulations require us to review and classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful, and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. Loan officers are initially responsible for assigning loan grades which are reviewed and verified by the Bank’s loan review officer. The loan review officer is also responsible for performing quarterly loan reviews on all loans classified as special mention and loan relationships greater than $250,000. An annual loan review is performed on all loan relationships greater than $150,000 but less than $250,000, fifty percent of all loans between $50,000 and $150,000, twenty-five percent of loans between $25,000 and $50,000 and a random sample of other loans. When we classify an asset as substandard or doubtful, we may establish a specific allowance for loan losses.

The following tables show the aggregate amount of our classified loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$29,621,123	$-	$1,595,989	$-	$-	$31,217,112
Nonresidential and multifamily	13,273,606	-	2,447,565	-	-	15,721,171
Construction and development	3,056,260	-	105,128	-	-	3,161,388
Commercial	6,982,994	14,192	484,497	-	-	7,481,683
Consumer	1,100,918	-	7,294	-	-	1,108,212

Total	$54,034,901	$14,192	$4,640,473	$-	$-	$58,689,566

	December 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$29,562,774	$284,477	$3,181,874	$-	$-	$33,029,125
Nonresidential and multifamily	12,517,280	651,422	2,696,080	-	-	15,864,782
Construction and development	2,457,147	413,513	275,205	-	-	3,145,865
Commercial	7,401,704	524,453	78,956	-	-	8,005,113
Consumer	1,086,169	-	7,294	-	-	1,093,463

Total	$53,025,074	$1,873,865	$6,239,409	$-	$-	$61,138,348

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession. By granting the concession, the Company expects to increase the probability of collection by more than would be expected had a concession not been granted. The Company’s determination of whether a modification is a TDR considers the facts and circumstances surrounding each respective modification.

No loans were modified in a TDR during the three months ended March 31, 2012. In addition, the Bank has not had any loans modified in a TDR from April 1, 2011, through March 31, 2012, that subsequently defaulted during the three months ended March 31, 2012.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 was effective for the Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required.  In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.  ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income for the interim period ended March 31, 2012.  The adoption of ASU No. 2011-05 and ASU No. 2011-12 had no impact on the Company’s consolidated statements of operations and condition.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.”  This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS.  However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013.  As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on the Company’s consolidated financial statements.

Other than disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Forward-Looking Statements

Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “attempt”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, “forecast,” and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ materially from the results anticipated, but not guaranteed, in this Report, include those factors included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and include (without limitation) deterioration in the financial condition of borrowers resulting in significant increases in loan losses, and provisions for those losses, economic and social conditions, competition for loans, mortgages, and other financial services and products, results of regulatory examinations and/or efforts to comply with the requirements of regulatory proceedings, including the obligation to raise additional capital, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, and other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changed or unanticipated events, circumstances or results.

General

On January 23, 2004, American Patriot Financial Group, Inc. (the “Company”), a bank holding company, acquired all of the outstanding shares of American Patriot Bank (the “Bank”) in a one for one stock exchange. The Bank is a Tennessee-chartered, FDIC-insured, non-Member commercial bank offering a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumers, commercial and real estate purposes, and is the principal business of the Company. The main office of the Company is located at 3095 East Andrew Johnson Highway, Greeneville, Greene County, Tennessee, which is also the main office of the Bank. This location is a 2.66 acre lot, on which there is a fully operational modular bank unit. Other full service branch banking offices of the Bank are located at 506 Asheville Highway and 208 West Summer Street, Greeneville, Greene County, Tennessee. During 2007 the Bank purchased property in Maryville, Tennessee at 710 South Foothills Plaza Drive. This location is a 1.17 acre lot, on which there is a 3,272 square foot fully operational brick bank building with drive through facilities that was opened for business on July 9, 2007. The Maryville property was sold to First State Bank on February 29, 2012 and the loans and deposits of this branch were transferred to the Bank’s Greeneville branches. These locations are centrally located and in high traffic/exposure areas. Automatic teller machines and overnight "deposit drops" are positioned to serve the Bank's clients.

Liquidity

At March 31, 2012, the Company had liquid assets of approximately $17.7 million in the form of cash and cash equivalents, federal funds sold and securities available for sale compared to approximately $16.3 million at December 31, 2011. Management believes that the liquid assets are adequate at March 31, 2012. Additional liquidity should be provided by loan repayments; however, the restrictions on the Bank’s ability to accept, rollover or renew brokered deposits and the rates that the Bank may pay on other deposits may negatively impact the Bank’s ability to grow or retain its deposits. The Company also has the ability to purchase federal funds. Management has taken a pro-active approach to develop a larger local deposit base to help reduce any risk of over reliance on non-core funding including brokered deposits.

Results of Operations

The Company recorded net income of $21,637 (or $.01 per common share) for the quarter ended March 31, 2012, compared to a net loss of $281,885 (or negative $.12 per common share) for the quarter ended March 31, 2011. During the quarter ended March 31, 2012, the Company did not record a provision for loan losses, compared to provision expense of $4,260 for the same period in 2011 (See additional discussion at Provision for Loan Losses).

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Interest income for the quarter ended March 31, 2012, was $983,669 compared to $989,785 for the same period in 2011. Total interest expense was $219,185 for the quarter ended March 31, 2012, compared to $344,105 for the same period in 2011. Net interest margin, calculated as the ratio of net interest income to average earnings assets, was 4.07% for the first three months of 2012 compared to 2.98% for the comparable period in 2011, or a 109 basis point increase. The improvement in our net interest margin was a result of a net increase in the yield on interest-earning assets of approximately 66 basis points in conjunction with a decrease in rates paid on interest-bearing liabilities of 43 basis points. The increase in yields on interest-earning assets is attributable to the impact from certain previously non-performing loans returning to performing status and selling the Maryville facility and holding these proceeds in interest bearing balances. The decrease in yield on interest-bearing liabilities is due to the extended low interest rate environment which continues to enable us to lower deposit rates as higher yielding deposits mature. As a result of the above, net interest income improved by $118,804, or 18.40% for the quarter ended March 31, 2012 as compared with the quarter ended March 31, 2011.

Provision for Loan Losses

The provision for loan losses represents a charge to operations necessary to establish an allowance for possible loan losses, which in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The Company did not record a provision for loan losses during the three-month period ended March 31, 2012, compared to provision expense of $4,260 for the same three-month period ended March 31, 2011. During the three months ended March 31, 2012, loan charge-offs were $12,885, compared to $320,705 for the three months ended March 31, 2011. The recoveries for the three-month periods ended March 31, 2012 and 2011 were $17,292 and $21,111, respectively. Both loans individually evaluated for impairment and loans collectively evaluated for impairment have decreased for the three-month period ended March 31, 2012 compared with December 31, 2011 and March 31, 2011. Further, improvements in our historical loss ratios and required specific reserves have contributed to a decline in the provision for loan losses when comparing the three-month periods ended March 31, 2012 and March 31, 2011. The allowance for loan losses was $1,640,481 at March 31, 2012, as compared to $1,636,074 at December 31, 2011, an increase of $4,407. The allowance for loan losses at March 31, 2012 represented 2.8% of total loans compared to approximately 2.7% of loans at December 31, 2011 and 3.7% of loans at March 31, 2011.

Management believes that the allowance for loan losses is adequate at March 31, 2012. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, or changes in the circumstances of particular borrowers. Management intends to continue to pursue aggressive strategies for problem loan resolution, and is committed to maintain loan loss reserves at levels sufficient to absorb losses recognized in the pursuit of this strategy.

Provision for / Benefit from Income Taxes

The Company had no expense or benefit from income taxes for the three months ended March 31, 2012 and 2011. The tax expense created by the net income for the quarter ended March 31, 2012 and the tax benefit created by the net loss during the quarter ended March 31, 2011 were offset by changes in the deferred tax assets valuation.

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions. Total noninterest income for the three months ended March 31, 2012, was $221,809, compared to $105,874 for the same period in 2011, an increase of $115,935 or 109.5%. Service charges on deposit accounts decreased $6,812 to $67,574 for the three months ended March 31, 2012, from $74,386 for the same period in 2011. The primary cause of the decline in service charges between 2012 and 2011 was related to declines in NSF and overdraft fees. In addition, a reduction in NSF charges is being noted nationwide as a result of the current economy and reduced consumer spending. These fees are primarily activity driven and related to transaction based checking accounts. The Bank noted a significant decline in checking account customers when comparing the first three months of 2012 against the first three months of 2011. The sharp increase in other noninterest income for the three months ended March 31, 2012, compared to the same period in 2011 is due to a gain of approximately $130,000 related to the sale of fixed assets, primarily the Maryville, TN branch building and real estate that was sold in February 2012.

Noninterest Expense

Noninterest expenses totaled $964,656 for the three months ended March 31, 2012, as compared to $1,029,179 for the three months ended March 31, 2011, and consisted of employee costs, occupancy expense, legal and professional expenses and other operating expenses. Salaries and wages increased $3,436 from $368,048 for the three months ended March 31, 2011, when compared to $371,484 for the three months ended March 31, 2012. Occupancy expenses decreased $16,311 from $151,607 for the three months ended March 31, 2011, when compared to $135,296 for the three months ended March 31, 2012, mostly due to a reduction in costs associated with the Maryville, TN branch that was sold in February 2012. Legal and professional expenses decreased $21,494 from $103,731 for the three months ended March 31, 2011 to $82,237 for the three months ended March 31, 2012. Other noninterest expenses decreased $30,154 from $405,793 for the three months ended March 31, 2011, compared to $375,639 for the three months ended March 31, 2012. Most of the decrease in other noninterest expense can be attributed to lower FDIC premiums, lower foreclosed real estate expenses and a reduction in losses on sales of foreclosed assets. Foreclosed real estate expense was $86,106 for the first three months of 2012 compared to $107,538 for the comparable period in 2011, as the Bank has begun to see some stabilization in real estate values. Foreclosed real estate expense is composed of three types of charges: maintenance costs, valuation adjustments based on new appraisal values and gains or losses on disposition. At March 31, 2012, the Company had $11.7 million in foreclosed assets compared to $6.4 million at March 31, 2011 and $10.5 million at December 31, 2011. While foreclosed real estate expenses have improved period over period, the Company anticipates these charges will remain at elevated levels throughout 2012 as it anticipates that balances of foreclosed assets will remain at elevated levels for the remainder of 2012.

Financial Condition

Total assets at March 31, 2012, were $92,826,999, a decrease of $1,382,534 or 1.5% compared to 2011 year-end assets of $94,209,533. Deposits decreased to $90,049,725 at March 31, 2012, a decrease of $1,286,196 or 1.4% from $91,335,921 at December 31, 2011. The Company is taking measures to maintain liquidity by offering as attractive rates to customers as possible given our market rate cap limitation currently imposed on us. Premises and equipment decreased to $3,112,891 at March 31, 2012, a decrease of $1,553,740 or 33.3% from $4,666,631 at December 31, 2011, primarily as a result of the sale of the Maryville branch for $1,519,303 and minimal fixed asset purchases coupled with normal depreciation charges. Other significant additions noted as of March 31, 2012, when compared to December 31, 2011 relate to foreclosed assets. Foreclosed assets increased $1,210,905 from $10,500,411 at December 31, 2011 to $11,711,316, or 11.5%, at March 31, 2012.

The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are discussed below.

Loans

Total loans outstanding were $58,689,566 at March 31, 2012, compared to $61,138,348 at December 31, 2011. The decrease in loan volume is largely attributable to management’s strategy to decrease concentrations in certain loan types, particularly residential real estate loans, and the movement of real estate loans to OREO following completion of foreclosure. Management is monitoring the portfolio closely and believes it has identified and properly reserved for all major problem credits in the portfolio. In the event that a loan is ninety days or more past due, the accrual of income is generally discontinued when the full collection of principal and interest is in doubt unless the obligations are both well secured and in the process of collection. At March 31, 2012, there were $2,654,876 in loans not accruing interest, compared to $6,061,143 at December 31, 2011. The improvement in non-accrual loans is attributable to a combination of approximately $1.5 million of loans moving to foreclosed real estate and $2.6 million of loans previously on non-accrual that moved to performing status after a sustained period of performance in accordance with contractual loan terms.

The following is a summary of information pertaining to impaired loans:

	March 31,	December 31,

Impaired loans without a specific valuation allowance	$3,950,953	$5,059,538
Impaired loans with a specific valuation allowance	689,520	1,179,871
Total specifically evaluated impaired loans	$4,640,473	$6,239,409
Specific valuation allowance related to impaired loans	$163,883	$213,883

At March 31, 2012, the evaluation for impairment was completed on all loans classified substandard and doubtful, regardless of size.

There are no commitments to lend additional funds to any of the impaired borrowers. As of March 31, 2012, the Company has identified loans aggregating $4,640,473 as being impaired of which $2,654,876 are nonperforming as it relates to payment of interest. The decrease between December 31, 2011 and March 31, 2012 has been due to collection activities that were taken during the year, sale or payoff of some impaired loans and liquidation of collateral reducing the outstanding balances on some impaired loans. While the current economic conditions in Greene County continues to place stress on borrowers, the number of new impaired loans has decreased as the loans with credit quality issues have been identified through credit review in previous quarters. Management believes that the number of impaired loans will continue to decrease with the completion of foreclosures scheduled in the second quarter expected to be in the range of $1.2 million.

Nonperforming Assets

At March 31, 2012, the Company had $14.4 million in nonperforming assets compared to $16.6 million at December 31, 2011 and $16.3 million at March 31, 2011. Included in nonperforming assets at March 31, 2012, were $2.7 million in nonperforming loans and $11.7 million in foreclosed assets. The continued elevated levels of nonperforming asset balances that the Company continues to experience is primarily related to a weakened real estate market in the Company’s primary markets. The Company elected to rent several properties held as other real estate owned and in the first quarter realized a gross income of $93,816. This helped to offset maintenance expenses related to the handling of other real estate owned and created a net income for the Bank in the first quarter from OREO of $12,537. This is expected to increase in the second quarter as a major expense in the first quarter was real estate taxes. Properties are rented on a month to month basis unless they are rented with an option to buy, in which the terms of the option are for less than one year. No properties are rented for any term longer than 12 months. The day to day over site of the properties remains with the Bank staff assigned to the special assets area of the Bank, except where third parties have been contracted on a month to month basis to manage specialty properties such as a 108 site mobile home community. As per accounting rules, the income and expense of these properties are netted out and shown as “other real estate owned” expenses on the general ledger of the Bank. Individual income and expense records are maintained by the Bank’s accounting department on each property. Management believes that the large number of foreclosures will be completed in the second quarter based on the current level of nonperforming loans. The Company has begun to experience sales of other real estate owned and believes that as the real estate market improves, the level of other real estate owned will begin to decrease during the second half of 2012.

Restricted Equity Investments

Federal Home Loan Bank (“FHLB”) stock at March 31, 2012, had an amortized cost and market value of $296,500 as compared to an amortized cost and market value of $296,500 at December 31, 2011. As a member of the FHLB, the Company is required to maintain stock in an amount equal to a minimum of .15% of total assets and 4% of outstanding FHLB advances. FHLB stock is carried at cost. FHLB stock is maintained by the Company at par value of one hundred dollars per share

Securities Available for Sale

Securities have been classified in the balance sheet according to management’s intent as securities available for sale. The amortized cost and approximate fair value of securities at March 31, 2012, are as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$1,997,518	$2,590	$(6,278)	$1,993,830

Mortgage-backed and related securities	914,616	34,932	-	949,548

	$2,912,134	$37,522	$(6,278)	$2,943,378

At March 31, 2012, securities with book values of approximately $2,912,000 were pledged to secure deposits of public and private funds and a federal funds line of credit with the First National Bankers Bank, Alabama.

Deposits and Other Funding

Total deposits, which are the principal source of funds for the Company, were $90,049,725 at March 31, 2012, compared to $91,335,921 at December 31, 2011, representing a decrease of 1.4%. The Company has targeted local consumers, professional and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers. The Company established a line of credit with the FHLB secured by a blanket-pledge of 1-4 family residential mortgage loans. The Company had no outstanding at the Federal Home Loan Bank at December 31, 2011 or March 31, 2012. The Company also had $900,000 in short-term borrowings from Jefferson Federal Bank which matured on February 28, 2011, and is secured by 100% of the Bank’s common stock. Because the loan is now in default, the lender could foreclose on its collateral, the stock of the Bank, and accordingly acquire the Bank at any time. A demand letter of payment dated July 14, 2011, has been received by the Bank. Further, there are $21,000 in loans due to two directors and one former director that are due on demand.

Because, among other reasons, the Bank is “significantly undercapitalized” under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act and subject to minimum capital requirements in the Order (as defined below), it may not accept, renew or rollover brokered deposits. It is also prohibited from paying interest on deposits at rates higher than certain nationally prescribed rates. These limitations could place pressure on the Bank’s liquidity as it may be unable to retain deposits as they mature.

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

Equity capital at March 31, 2012, was $1,069,451 an increase of $41,270 from $1,028,181 at December 31, 2011, due to net income of $21,637, changes in unrealized gains/losses on securities available for sale of ($5,367) and the sale of 25 shares of Series A preferred stock to Warner Realty, Inc. at a purchase price of $1,000 per share for an aggregate purchase price of $25,000. The proceeds from this sale of preferred stock were used to pay operating expenses.

At March 31, 2012, the Bank’s required minimum ratios were less than the required regulatory minimum ratios. The Bank, accordingly, falls within the category of “significantly undercapitalized” within the FDIC’s prompt corrective action provisions. In addition to the limitations on the Bank’s activities mandated by the Order and the prompt corrective action directive, the Bank, because it is significantly undercapitalized, is also now subject to determinations by the FDIC to require the Bank to be recapitalized, to restrict transactions with affiliates, and restrict interest paid on deposits. The Bank’s and Bank Holding Company’s (BHC) actual capital ratios at March 31, 2012 and required ratios under the Order, follow:

	Required Minimum Ratio	To be Well Capitalized	Requirements Under the Order	Bank	BHC

Tier 1 leverage ratio	4.00%	5.00%	8.00%	2.23%	1.12%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.00%	2.98%	1.50%
Total risk-based capital ratio	8.00%	10.00%	11.00%	4.25%	2.77%

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

At March 31, 2012, approximately 66% of the institution’s gross loans had adjustable rates. Based on the asset/liability modeling, management believes that these loans reprice at a faster pace than liabilities held at the institution. Because the majority of the institution’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin. Floors in the majority of the institution’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment.

Off-Balance Sheet Arrangements

The Company, at March 31, 2012, had outstanding unused lines of credit and standby letters of credit that totaled approximately $5,500,000. These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements. The Company has the ability to liquidate federal funds sold and available for sale securities, or, on a short-term basis, to purchase federal funds from a correspondent bank. At March 31, 2012, the Company had established with a correspondent bank the ability to purchase federal funds if needed up to $1,600,000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information set forth on pages 22 through 31 of Item 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, is incorporated herein by reference.

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

b)	Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

At March 31, 2012, the Company and Bank were defendants in a complaint filed in the Blount County Circuit Court on March 2, 2012. The plaintiffs have alleged intentional interference with a contract pursuant to Tennessee code, common law intentional interference with a contract, civil conspiracy and fraud relating to commitments to fund a loan to the plaintiffs. The plaintiffs are seeking compensatory damages, treble damages, punitive damages, reasonable attorney's fees and court costs. No amount of damages is specified in the complaint. The Company’s legal counsel is not able to provide an assessment regarding the potential outcome of the case or an estimate, or range of estimates, of potential damages; therefore, the Bank has not accrued a liability with respect to this lawsuit. The Company and Bank have aggregate insurance coverage of $3,000,000 which management believes is adequate to cover potential awards. Further, management believes they have strong defenses to all claims and intends to vigorously defend this lawsuit.

At March 31, 2012, the Company and the Bank were also defendants in a complaint filed on May 19, 2009 by Robert A. Clemmer and Richard A Pearson in the Blount County Chancery Court. The plaintiffs have alleged breach of contract, promissory estoppels and negligent misrepresentation relating to commitments to fund various loans to certain plaintiffs. The plaintiffs were originally seeking compensatory damages of $3,600,000, punitive damages of $14,400,000 and treble damages; however, the plaintiffs have changed counsel and their new counsel has filed an amended complaint. The plaintiffs are now seeking injunctive relief and monetary damages in an unspecified amount. The case is in the discovery phase and the Company’s legal counsel is not able to provide an assessment regarding the potential outcome of the case or an estimate, or range of estimates, of potential damages; therefore the Bank has not accrued a liability with respect to this lawsuit. The Company and the Bank have aggregate insurance coverage of $3,000,000 which management believes is adequate to cover potential awards. Further, management believes they have strong defenses to all claims and intends to vigorously defend this lawsuit.

Item 1A. RISK FACTORS

Except as set forth below, there were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011:

We are subject to risk in connection with renting other real estate owned to third parties.

We have elected to rent certain properties held as other real estate owned to third parties.  In our capacity as landlord of these properties, we are subject to additional risk, including risks associated with personal injury arising from events occurring on these properties and reputational risk from the failure to keep these properties in good condition. In addition, we must comply with landlord tenant laws, which may restrict certain of our activities. These events could have a material adverse effect on our business, results of operations and financial condition.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	On March 1, 2012, the Company sold 25 shares of Series A Preferred Stock to Warner Realty, Inc. at a purchase price of $1,000 per share for an aggregate purchase price of $25,000. The sales were made pursuant to an exemption from registration set forth in Section 3(a)(11) of the Securities Act of 1933, as amended, as securities offered and sold only to persons resident within Tennessee, where the Company is incorporated by and doing business within Tennessee. There were no underwriting discounts or commissions paid to underwriters by the Company with respect to the sale of the preferred stock. The proceeds of the sale of preferred stock were used to pay operating expenses.

(b)	Not applicable.

(c)	No repurchases of Company securities were made during the quarter ended March 31, 2012.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)	None.

(b)	None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.

(b)	None.

Item 6. EXHIBITS

Index to Exhibits.

Exhibit No.	Description
3.1	Charter of American Patriot Financial Group, Inc. (Restated for SEC filing purposes) (1)
3.2	Bylaws of American Patriot Financial Group, Inc. (2)
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File

(1) Previously filed as an exhibit to the Annual Report on Form 10-K/A filed by American Patriot Financial Group, Inc. with the Commission on April 30, 2012.

(2) Previously filed as an exhibit to a Current Report on Form 8-K filed by American Patriot Financial Group, Inc. (f/k/a BG Financial Group, Inc.) with the Commission on May 21, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PATRIOT FINANCIAL GROUP, INC.
(Registrant)

DATE: May 15, 2012	/s/ James Randal Hall
James Randal Hall
Chief Executive Officer

DATE: May 15, 2012	/s/ T. Don Waddell
T. Don Waddell
Chief Financial Officer

