Form 10-Q/A
period 2012-06-30
American Patriot Financial Group, Inc.
filed 2012-09-12
CIK 1290505

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to American Patriot Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PATRIOT FINANCIAL GROUP, INC.
(Registrant)

DATE:	September 12, 2012	/s/ James Randal Hall
James Randal Hall
Chief Executive Officer

DATE:	September 12, 2012	/s/ T. Don Waddell
T. Don Waddell
Chief Financial Officer

3

Exhibit Index

Exhibit 3.1	Charter of American Patriot Financial Group, Inc. (Restated for SEC filing purposes) (1)
Exhibit 3.2	Bylaws of American Patriot Financial Group, Inc. (2)
Exhibit 31.1	Certification pursuant to Rule 13a-14a/15d-14(a). (3)
Exhibit 31.2	Certification pursuant to Rule 13a-14a/15d-14(a). (3)
Exhibit 32.1	Certification pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
Exhibit 32.2	Certification pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
Exhibit 101	Interactive Data File. (4)

(1)	Previously filed as an exhibit to the Annual Report on Form 10-K/A filed by American Patriot Financial Group, Inc. with the Commission on April 30, 2012.
(2)	Previously filed as an exhibit to a Current Report on Form 8-K filed by American Patriot Financial Group, Inc. (f/k/a BG Financial Group, Inc.) with the Commission on May 21, 2004.
(3)	Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.
(4)	Furnished with this Amendment No. 1.

4