Form 10-Q
period 2012-09-30
American Patriot Financial Group, Inc.
filed 2012-11-19
CIK 1290505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, there were 2,389,391 shares of common stock, $0.333 par value, issued and outstanding.

EXPLANATORY NOTE

American Patriot Financial Group, Inc. (the “Company”) was unable to meet the filing deadline of November 14, 2012 with respect to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Form 10-Q”) due to Hurricane Sandy and its aftermath. The Company is relying on the “Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder” issued by the Securities Exchange Commission (the “Commission”) on November 14, 2012, pursuant to which a registrant subject to the reporting requirements of Exchange Act Section 13(a) or 15(d) is exempt from any requirement to file or furnish materials with the Commission under Exchange Act Sections 13(a), 13(d), 13(f), 13(g), 14(a), 14(c), 15(d) and 16(a) and certain other rules and regulations of the Commission, as applicable, for the period from and including October 29, 2012 to November 20, 2012, where certain conditions are satisfied. The Company was unable to file the Form 10-Q on a timely basis due to disruptions caused by Hurricane Sandy. Specifically, the Company outsources its data processing to a third party whose facilities were heavily damaged by Hurricane Sandy.

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED BALANCE SHEETS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

	As of	As of
	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and due from banks	$1,246,354	$1,502,817
Federal funds sold	2,693,366	2,051,674
Interest-bearing deposits in banks	7,881,362	9,774,862
Cash and cash equivalents	11,821,082	13,329,353
Securities available for sale	2,895,186	2,978,033
Federal Home Loan Bank stock, at cost	296,500	296,500
Loans, net of allowance for loan losses of $1,260,472 in 2012 and $1,636,074 in 2011	52,730,850	59,502,274
Premises and equipment, net	3,038,265	4,666,631
Accrued interest receivable	168,844	194,863
Foreclosed assets	12,494,222	10,500,411
Cash surrender value of bank owned life insurance	2,692,074	2,617,088
Other assets	169,681	124,380
Total Assets	$86,306,704	$94,209,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing
Demand	$5,646,611	$5,452,556
Interest-bearing
Money market, interest checking and savings	23,134,133	26,809,956
Time deposits	55,043,734	59,073,409
Total Deposits	83,824,478	91,335,921
Accrued interest payable	283,613	248,957
Deferred tax liabilities, net	17,919	15,295
Other liabilities	466,028	660,179
Notes payable	921,000	921,000
Total Liabilities	85,513,038	93,181,352

STOCKHOLDERS’ EQUITY
Stock:
Preferred stock, no par value; authorized 1,000,000 shares; issued and outstanding 247 shares at September 30, 2012 and 207 shares at December 31, 2011	239,716	188,789
Common stock, $0.333 par value; authorized 6,000,000 shares; issued and outstanding 2,389,391 shares at September 30, 2012 and December 31, 2011	796,337	796,337
Additional paid-in capital	7,167,260	7,167,260
Retained deficit	(7,438,521)	(7,148,851)
Accumulated other comprehensive income	28,874	24,646
Total Stockholders’ Equity	793,666	1,028,181
Total Liabilities and Stockholders’ Equity	$86,306,704	$94,209,533

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011

Interest and dividend income:
Loans, including fees	$2,692,641	$2,913,873
Investment securities	37,744	44,237
Dividends on Federal Home Loan Bank stock	9,629	9,610
Federal funds sold and other	31,235	52,016
Total interest and dividend income	2,771,249	3,019,736

Interest expense:
Deposits	541,239	841,802
Borrowed funds	48,895	89,983
Total interest expense	590,134	931,785
Net interest income before provision for loan losses	2,181,115	2,087,951

Provision for loan losses	-	11,549
Net interest income after provision for loan losses	2,181,115	2,076,402

Noninterest income:
Service charges on deposit accounts	203,152	229,637
Fees from origination of mortgage loans sold	-	6,483
Other	207,295	34,901
Total noninterest income	410,447	271,021

Noninterest expense:
Salaries and employee benefits	1,048,409	1,178,129
Occupancy	347,112	429,249
Advertising	3,838	9,800
Data processing	235,363	230,396
Legal and professional	265,829	387,648
Depository insurance	233,867	273,373
Foreclosed assets, net	411,436	467,860
Other operating	324,451	367,580
Total noninterest expense	2,870,305	3,344,035

Net loss before income taxes	(278,743)	(996,612)

Income taxes	-	-

Net loss	(278,743)	(996,612)
Preferred stock dividend requirement	(10,451)	(9,281)
Accretion on preferred stock discount	(10,927)	(10,927)

Net loss to Common Shareholders	$(300,121)	$(1,016,820)

Basic net loss per common share	$(.13)	$(.43)
Diluted net loss per common share	$(.13)	$(.43)

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30, 2012	September 30, 2011

Interest and dividend income:
Loans, including fees	$864,257	$1,056,755
Investment securities	12,030	14,919
Dividends on Federal Home Loan Bank stock	3,133	2,957
Federal funds sold and other	8,265	15,657
Total interest and dividend income	887,685	1,090,288

Interest expense:
Deposits	164,529	258,907
Borrowed funds	16,415	17,045
Total interest expense	180,944	275,952
Net interest income before provision for loan losses	706,741	814,336

Provision for loan losses	-	9,415
Net interest income after provision for loan losses	706,741	804,921

Noninterest income:
Service charges on deposit accounts	70,955	78,158
Fees from origination of mortgage loans sold	-	-
Other	24,801	25,925
Total noninterest income	95,756	104,083

Noninterest expense:
Salaries and employee benefits	326,590	399,316
Occupancy	90,716	135,506
Advertising	957	1,722
Data processing	74,286	73,422
Legal and professional	109,197	94,931
Depository insurance	73,270	64,018
Foreclosed assets, net	95,641	86,781
Other operating	107,015	136,299
Total noninterest expense	877,672	991,995

Net loss before income taxes	(75,175)	(82,991)

Income taxes	-	-

Net loss	(75,175)	(82,991)
Preferred stock dividend requirement	(3,705)	(3,106)
Accretion on preferred stock discount	(3,642)	(3,642)

Net loss to Common Shareholders	$(82,522)	$(89,739)

Basic net loss per common share	$(.03)	$(.04)
Diluted net loss per common share	$(.03)	$(.04)

5

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net loss	$(75,175)	$(82,991)	$(278,743)	$(996,612)

Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale	4,207	29,670	4,228	65,285

Comprehensive loss	$(70,968)	$(53,321)	$(274,515)	$(931,327)

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

Nine Months Ended September 30, 2012

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Deficit	Income	Total

Balance, December 31, 2011	$188,789	$796,337	$7,167,260	$(7,148,851)	$24,646	$1,028,181

Net loss	-	-	-	(278,743)	-	(278,743)
Change in unrealized gains (losses) on securities available for sale, net of tax effect of $2,625	-	-	-	-	4,228	4,228
Issuance of preferred stock	40,000	-	-	-	-	40,000
Accretion of discount on preferred stock - Series A	10,927	-	-	(10,927)	-	-

Balance, September 30, 2012	$239,716	$796,337	$7,167,260	$(7,438,521)	$28,874	$793,666

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(278,743)	$(996,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	-	11,549
Write-down of foreclosed assets	251,709	294,793
Depreciation	128,648	183,766
Realized net (gains) losses on sale of loans and other assets	(134,146)	30,076
Amortization of securities	252	-
Increase in cash surrender value of bank owned life insurance	(74,986)	(21,606)
Net change in:
Accrued interest receivable	26,019	170,134
Other assets	(45,301)	(4,913)
Other liabilities	(194,151)	226,905
Accrued interest payable	34,656	(45,458)

Net cash used in operating activities	(286,043)	(151,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(1,996,745)	(2,496,124)
Proceeds from calls and maturities of securities available for sale	2,085,497	2,533,172
Proceeds from sales of foreclosed assets	703,829	457,565
Loan originations and principal collections, net	3,826,580	6,215,422
Proceeds from sales of premises and equipment	1,649,645	-
Additions to premises and equipment	(19,591)	(71,760)

Net cash provided by investing activities	6,249,215	6,638,275

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(3,481,768)	1,131,515
Net decrease in time deposits	(4,029,675)	(3,430,987)
Proceeds from issuance of preferred stock	40,000	-
Federal Home Loan Bank repayments	-	(2,624,906)

Net cash used in financing activities	(7,471,443)	(4,924,378)

AMERICAN PATRIOT FINANCIAL GROUP, INC. AND SUBSIDIARY

Greeneville, Tennessee

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011

Net change in cash and cash equivalents	$(1,508,271)	$1,562,531

Cash and cash equivalents at beginning of period	13,329,353	11,290,775

Cash and cash equivalents at end of period	$11,821,082	$12,853,306

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$555,478	$977,243

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Loans moved to foreclosed/repossessed assets	$2,944,844	$6,690,218

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain amounts from prior period financial statements have been reclassified to conform to current period’s presentation.

Preferred Stock Issuance:

In accordance with its charter, the Company has authorized and is offering and issuing up to 5,000 shares of series A Preferred Stock (preferred stock) at a price of $1,000 per share. The preferred stock will accrue cumulative dividends at a rate of 6% per annum. Dividends will be payable quarterly in arrears. However, the Bank and Company are currently prohibited from paying dividends. The shares have a liquidation preference of $1,000 per share. The shares may be converted to common stock after three years following issuance at a $5.00 per share conversion rate. The preferred stock is redeemable only at the option of the Company, subject to receipt of any required regulatory approval, after the third anniversary date of the investment at 100% of the issuance price of $1,000 per share plus any accrued and unpaid dividends. The preferred stock ranks senior to the Company's common stock, and no dividends on common stock may be declared or paid until all accrued and unpaid dividends for all past dividend periods have been paid on the preferred stock. The preferred stock is non-voting, other than certain class voting rights. For the nine months ended September 30, 2012, the Company issued forty shares of preferred stock.

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

No options were granted during the nine months ended September 30, 2012, and no compensation cost related to options is recognized in the consolidated statements of operations for the nine months ended September 30, 2012 or 2011. No intrinsic value exists at September 30, 2012, as the last price at which the Company's common stock was traded and of which the Company is aware was $1.50 (in April 2011) which is below the exercise price of the outstanding options.

Note 3.	Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share (EPS) of common stock is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares and potential dilutive common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method. For the three and nine months ended September 30, 2012, 300 options are excluded from the effect of dilutive securities because they are anti-dilutive; 15,550 options are similarly excluded from the effect of dilutive securities for the three and nine months ended September 30, 2011.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per share computations for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012		2011
	Income (Loss)	Shares	Income (Loss)	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income (loss) available to Common stockholders	$(82,522)	2,389,391	$(89,739)	2,389,391

Effect of dilutive securities Stock options outstanding	-	-	-	-

Diluted EPS
Income (loss) available to Common shareholders plus Assumed conversions	$(82,522)	2,389,391	$(89,739)	2,389,391

	Nine Months Ended September 30,
	2012		2011
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income (loss) available to Common stockholders	$(300,121)	2,389,391	$(1,016,820)	2,389,391

Effect of dilutive securities Stock options outstanding	-	-	-	-

Diluted EPS
Income (loss) available to Common shareholders plus Assumed conversions	$(300,121)	2,389,391	$(1,016,820)	2,389,391

Note 4.	Fair Value Disclosures

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in methodologies used at September 30, 2012 and December 31, 2011.

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2012 and December 31, 2011, substantially all impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Notes payable:

Fair values of notes payable approximate carrying value as these amounts are due on demand.

The tables below present the recorded amount of assets measured at fair value on a recurring basis.

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Securities available for sale: Securities of U.S.
Government agencies and corporations	$2,004,160	$-	$2,004,160	$-
Mortgage-backed securities	891,026	-	891,026	-

	$2,895,186	$-	$2,895,186	$-

Cash surrender value of life insurance	$2,692,074	$-	$2,692,074	$-

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Securities available for sale: Securities of U.S.
Government agencies and corporations	$2,004,780	$-	$2,004,780	$-
Mortgage-backed securities	973,253	-	973,253	-

	$2,978,033	$-	$2,978,033	$-

Cash surrender value of life insurance	$2,617,088	$-	$2,617,088	$-

The Company has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets on the balance sheet at September 30, 2012 and December 31, 2011, for which a nonrecurring change in fair value was recorded.

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,220,621	$-	$2,220,621	$-
Foreclosed real estate	12,494,222	-	11,458,650	1,035,572

		Quoted Prices in	Significant	Significant
	Balance as	Active Markets	Other	Other
	of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$965,988	$-	$965,988	$-
Foreclosed real estate	10,500,411	-	9,297,479	1,202,932

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the collateral at September 30, 2012 and December 31, 2011.

The carrying amount and estimated fair value of the Company's financial instruments at September 30, 2012 and December 31, 2011, are as follows:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:

Cash and cash equivalents	$11,821,082	$11,821,082	$13,329,353	$13,329,353
Securities available for sale	2,895,186	2,895,186	2,978,033	2,978,033
Federal Home Loan Bank stock	296,500	296,500	296,500	296,500
Loans, net	52,730,850	52,996,022	59,502,274	59,558,765
Accrued interest receivable	168,844	168,844	194,863	194,863
Cash surrender value of life insurance	2,692,074	2,692,074	2,617,088	2,617,088

Financial Liabilities:
Deposits	83,824,478	83,997,120	91,335,921	91,402,716
Accrued interest payable	283,613	283,613	248,957	248,957
Notes payable	921,000	921,000	921,000	921,000

Note 5. Securities Available for Sale

The amortized cost and estimated fair value of securities classified as available for sale at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$1,996,746	$7,414	$-	$2,004,160

Mortgage-backed and related securities (1)	851,646	39,380	-	891,026
	$2,848,392	$46,794	$-	$2,895,186

	December 31, 2011
	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$2,000,000	$4,780	$-	$2,004,780

Mortgage-backed and related securities (1)	938,092	35,161	-	973,253
	$2,938,092	$39,941	$-	$2,978,033

(1) Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

U.S. Government sponsored enterprises include entities such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

The securities have maturity dates of five to twenty-eight years.

The Bank has pledged securities with book values of approximately $2,848,000 and $2,938,000 (which approximates market values) to secure deposits of public and private funds as of September 30, 2012 and December 31, 2011, respectively.

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable. If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model. If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model. The Company conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred. The Company does not have any securities that have been classified as other-than-temporarily-impaired at September 30, 2012.

Note 6. Loans and Allowance for Loan Losses

A summary of the balances of loans follows:

	September 30,	December 31,
	2012	2011

Mortgage loans on real estate:
Residential 1-4 family	$27,794,477	$33,029,125
Nonresidential & multifamily	15,146,619	15,864,782
Construction and development	2,336,086	3,145,865
	45,277,182	52,039,772

Commercial loans	7,615,604	8,005,113

Consumer loans	1,098,536	1,093,463

Total loans	53,991,322	61,138,348

Less:
Estimated allowance for loan losses	(1,260,472)	(1,636,074)

Loans, net	$52,730,850	$59,502,274

An analysis of the allowance for loan losses follows:

	Nine Months	Year Ended
	Ended September 30,	December 31,
	2012	2011
Balance, beginning	$1,636,074	$2,956,010
Provision for loan losses	-	12,057
Recoveries of loans previously charged-off	62,276	348,988
	1,698,350	3,317,055
Loans charged-off	(437,878)	(1,680,981)
Balance, ending	$1,260,472	$1,636,074

The following table details the changes in the allowance for loan losses during the nine months ended September 30, 2012:

		Nonresidential	Construction
	Residential	and	and
	1-4 Family	Multifamily	Development	Commercial	Consumer	Unallocated	Total

Balance, beginning	$653,647	$91,284	$411,000	$154,850	$30,625	$294,668	$1,636,074
Charge-offs	(313,174)	(7,569)	(79,117)	(20,706)	(17,312)	-	(437,878)
Recoveries	35,263	5,250	9,718	1,733	10,312	-	62,276
Provision for loan loss	113,419	134,799	(139,236)	(23,418)	7,664	(93,228)	-

Balance, ending	$489,155	$223,764	$202,365	$112,459	$31,289	$201,440	$1,260,472

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment are as follows:

	September 30, 2012
		Nonresidential	Construction
	Residential	and	and
	1-4 Family	Multifamily	Development	Commercial	Consumer	Unallocated	Total

Specified reserves impaired Loans	$101,357	$118,699	$-	$14,864	$846	$-	$235,766

General reserves	387,798	105,065	202,365	97,595	30,443	201,440	1,024,706

Total reserves	$489,155	$223,764	$202,365	$112,459	$31,289	$201,440	$1,260,472

Unpaid principal balance of impaired loans	$3,289,391	$3,784,477	$166,336	$877,752	$54,813	$-	$8,172,769

Recorded investment in loans individually evaluated for impairment:
With a valuation allowance	$596,704	$1,809,561	$-	$45,997	$4,125	$-	$2,456,387
Without a valuation allowance	2,692,687	1,974,916	166,336	811,755	50,688	-	5,696,382

Total recorded investment in loans individually evaluated for impairment	3,289,391	3,784,477	166,336	857,752	54,813	-	8,152,769

Loans collectively evaluated for Impairment	24,505,086	11,362,142	2,169,750	6,757,852	1,043,723	-	45,838,553

Total loans	$27,794,477	$15,146,619	$2,336,086	$7,615,604	$1,098,536	$-	$53,991,322

Average investment in impaired loans	$3,262,703	$3,803,693	$167,013	$959,881	$58,120	$-	$8,251,410

Interest income recognized on impaired loans	$134,691	$157,404	$3,519	$28,062	$2,942	$-	$326,618

	December 31, 2011
		Nonresidential	Construction
	Residential	and	and
	1-4 Family	Multifamily	Development	Commercial	Consumer	Unallocated	Total

Specified reserves impaired Loans	$184,883	$-	$29,000	$-	$-	$-	$213,883

General reserves	468,764	91,284	382,000	154,850	30,625	294,668	1,422,191

Total reserves	$653,647	$91,284	$411,000	$154,850	$30,625	$294,668	$1,636,074

Unpaid principal balance of impaired loans	$3,223,809	$2,696,080	$275,205	$98,956	$7,294	$-	$6,301,344

Recorded investment in loans individually evaluated for impairment:
With a valuation allowance	$1,074,743	$-	$105,128	$-	$-	$-	$1,179,871
Without a valuation allowance	2,107,131	2,696,080	170,077	78,956	7,294	-	5,059,538

Total recorded investment in loans individually evaluated for impairment	3,181,874	2,696,080	275,205	78,956	7,294	-	6,239,409

Loans collectively evaluated for Impairment	29,847,251	13,168,702	2,870,660	7,926,157	1,086,169	-	54,898,939

Total loans	$33,029,125	$15,864,782	$3,145,865	$8,005,113	$1,093,463	$-	$61,138,348

Average investment in impaired Loans	$4,331,927	$3,464,225	$425,122	$117,128	$9,725	$-	$8,348,127

Interest income recognized on impaired loans	$88,860	$59,448	$8,334	$1,695	$-	$-	$158,337

The Company follows the loan impairment accounting guidance in ASC Topic 310. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include all nonperforming loans, as well as performing loans classified substandard and loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in interest rates, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collections.

The following tables present an aged analysis of past due financing receivables as follows:

	September 30, 2012
		Past Due
	30-89 Days	90 Days
	Past Due and	Or More		Total	Current	Total
	Accruing	and Accruing	Non-Accrual	Past Due	Loans	Loans

Residential 1-4 family	$762,038	$-	$454,655	$1,216,693	$26,577,784	$27,794,477
Nonresidential and multifamily	369,268	-	-	369,268	14,777,351	15,146,619
Construction and development	34,836	-	166,336	201,172	2,134,914	2,336,086
Commercial	129,832	-	351,026	480,858	7,134,746	7,615,604
Consumer	8,508	-	2,314	10,822	1,087,714	1,098,536

Total	$1,304,482	$-	$974,331	$2,278,813	$51,712,509	$53,991,322

	December 31, 2011
		Past Due
	30-89 Days	90 Days
	Past Due and	Or More		Total	Current	Total
	Accruing	and Accruing	Non-Accrual	Past Due	Loans	Loans

Residential 1-4 family	$2,015,559	$-	$3,181,874	$5,197,433	$27,831,692	$33,029,125
Nonresidential and multifamily	332,167	-	2,515,410	2,847,577	13,017,205	15,864,782
Construction and land Development	57,214	-	275,205	332,419	2,813,446	3,145,865
Commercial	723,152	-	78,956	802,108	7,203,005	8,005,113
Consumer	31,678	-	9,698	41,376	1,052,087	1,093,463

Total	$3,159,770	$-	$6,061,143	$9,220,913	$51,917,435	$61,138,348

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

During an examination by the FDIC and the TDFI that began on July 2, 2012, substandard classified loans increased by $1,788,939 due to newly found deterioration, with only 2 relations above $500,000. The rest were primarily 1-4 family loans which typically have an average lower than $500,000. The following tables show the aggregate amount of our classified loans:

	September 30, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$24,505,086	$-	$3,289,391	$-	$-	$27,794,477
Nonresidential and multifamily	11,362,142	-	3,784,477	-	-	15,146,619
Construction and development	2,169,750	-	166,336	-	-	2,336,086
Commercial	6,757,852	-	857,752	-	-	7,615,604
Consumer	1,043,723	-	54,813	-	-	1,098,536

Total	$45,838,553	$-	$8,152,769	$-	$-	$53,991,322

	December 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$29,562,774	$284,477	$3,181,874	$-	$-	$33,029,125
Nonresidential and multifamily	12,517,280	651,422	2,696,080	-	-	15,864,782
Construction and development	2,457,147	413,513	275,205	-	-	3,145,865
Commercial	7,401,704	524,453	78,956	-	-	8,005,113
Consumer	1,086,169	-	7,294	-	-	1,093,463

Total	$53,025,074	$1,873,865	$6,239,409	$-	$-	$61,138,348

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

No loans were modified in a TDR during the nine months ended September 30, 2012. In addition, the Bank has not had any loans modified in a TDR from October 1, 2011, through September 30, 2012, that subsequently defaulted during the nine months ended September 30, 2012.

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

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.”  This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS.  However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013.  As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the Company does not expect that the adoption will have an impact on the Company’s consolidated financial statements.

Other than disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Forward-Looking Statements

Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “attempt”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, “forecast,” and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ materially from the results anticipated, but not guaranteed, in this Report, include those factors included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and include (without limitation) deterioration in the financial condition of borrowers resulting in significant increases in loan losses, and provisions for those losses, economic and social conditions, competition for loans, mortgages, and other financial services and products, declining real estate values, results of regulatory examinations and/or efforts to comply with the requirements of regulatory proceedings, including the obligation to raise additional capital, the inability to comply with regulatory requirements, including those resulting from recently proposed changes to capital calculation methodologies and required capital maintenance levels, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, and other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changed or unanticipated events, circumstances or results.

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

Liquidity

At September 30, 2012, the Company had liquid assets of approximately $14.7 million in the form of cash and cash equivalents, federal funds sold and securities available for sale compared to approximately $16.3 million at December 31, 2011.  Management believes that the liquid assets are adequate at September 30, 2012. Additional liquidity should be provided by loan repayments; however, the restrictions on the Bank’s ability to accept, rollover, or renew brokered deposits and the rates that the Bank may pay on other deposits stemming from the Bank’s regulatory enforcement matters may negatively impact the Bank’s ability to grow or retain its deposits.  The Company also has the ability to purchase federal funds. Management has taken a pro-active approach to develop a larger local deposit base to help reduce any risk of over reliance on non-core funding including brokered deposits.

Results of Operations

The Company had a net loss to common shareholders of $(82,522) or $(.03) per share for the quarter ended September 30, 2012, compared to a net loss to common shareholders of $(89,739) or $(.04) per share for the quarter ended September 30, 2011. The Company had a net loss to common shareholders for the nine months ended September 30, 2012, of $(300,121) or $(.13) per share as compared to a net loss of $(1,016,820) or ($.43) per share for the same period in 2011. During the three and nine months ended September 30, 2012, the Company did not record a provision for loan losses, compared to provision expense of $9,415 and $11,549 for the three and nine months ended September 30, 2011 (See additional discussion at Provision for Loan Losses).

Net Interest Income/Margin

Net interest income represents the amount by which interest earned on various assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Interest and dividend income for the nine months ended September 30, 2012, was $2,771,249 compared to $3,019,736 for the same period in 2011. Total interest expense was $590,134 for the nine months ended September 30, 2012, compared to $931,785 for the same period in 2011. Net interest income before provision for loan losses decreased $107,595 to $706,741 and increased $93,164 to $2,181,115 for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The third quarter net interest margin continues to improve as cost of funds continues to drop due to high rate certificates of deposit maturing and being replaced or renewed into substantially lower rate deposit products. Also rental income on Bank owned properties is at an all-time high, allowing a return on assets that are typically a net expense to the Bank. Loans restructured in 2011 have begun to perform allowing these assets to again accrue interest and become a performing asset. The net interest margin for the nine months ended September 30, 2012, was 4.08% compared to 3.31% for the comparable period in 2011, or a 77 basis point increase. The net change in the net interest margin was a result of a net increase in the yield on interest-earning assets of approximately 40 basis points coupled with the decrease in the rate paid on interest-bearing liabilities of 37 basis points which is attributable to the impact from the Bank collecting additional interest on their loans, reducing the Bank’s asset size, and holding these proceeds in interest bearing balances in conjunction with the extended low interest rate environment.

Provision for Loan Losses

The provision for loan losses represents a charge to operations necessary to establish an allowance for possible loan losses, which in management's evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The Company did not record a provision for loan losses for the three month and nine month periods ended September 30, 2012, respectively, as compared to $9,415 and $11,549 for the same periods of 2011. Due to the Bank remaining under a regulatory order requiring all loan recoveries to be returned to the allocated loan loss reserve account and to only be removed for the payment of loan losses, over $300,000 was recovered and added to the allowance for loan loss in 2011. This increase in the balance of funds in the allowance for loan loss has exceeded the required calculated balance leaving unallocated reserves. During the three and nine months ended September 30, 2012, loan charge-offs were $136,459 and $437,878, respectively. The recoveries for the three and nine month periods ended September 30, 2012 were $38,224 and $62,276, respectively. The allowance for loan losses was $1,260,472 at September 30, 2012, as compared to $1,636,074 at December 31, 2011, a decrease of 23.0%. The allowance was 2.3% of total loans at September 30, 2012, as compared to 2.7% at December 31, 2011.

Management believes that the allowance for loan losses is adequate at September 30, 2012. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, results of regulatory examinations or changes in the circumstances of particular borrowers. Management intends to continue to pursue aggressive strategies for problem loan resolution, and is committed to maintain loan loss reserves at levels sufficient to absorb losses recognized in the pursuit of this strategy.

Provision for / Benefit from Income Taxes

The Company had no expense or benefit from income taxes for the three and nine months ended September 30, 2012, or for the three and nine months ended September 30, 2011. The tax benefit created by the net loss during the periods presented was offset by additional deferred tax asset valuation.

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts and other fees and commissions. Total noninterest income for the three and nine months ended September 30, 2012, was $95,756 and $410,447, respectively, compared to $104,083 and $271,021 for the same periods in 2011. The sharp increase in other noninterest income for the nine months ended September 30, 2012, compared to the same period in 2011 is due to a gain of approximately $130,000 related to the sale of fixed assets, primarily the Maryville, TN branch building and real estate that was sold in February 2012. Service charges on deposit accounts decreased $7,203 and $26,485 for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The Bank noted a significant decline in checking account customers when comparing the first three and nine months of 2012 against the same periods of 2011 resulting in the decline in service charges on deposit accounts for the three and nine months ended September 30, 2012.

Noninterest Expense

Noninterest expenses totaled $877,672 and $2,870,305 for the three and nine months ended September 30, 2012, as compared to $991,995 and $3,344,035 for the same periods in 2011.   Salaries and benefits decreased $72,726 and $129,720 for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  Occupancy expenses decreased $44,790 and $82,137 for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, mostly due to a reduction in costs associated with the Maryville, TN branch that was sold in February 2012. Legal and professional fees increased $14,266 for the three months ended September 30, 2012, and decreased $121,819 for the nine months ended September 30, 2012, when compared to the same periods in 2011. During 2011, management focused the staff’s time to the collection of troubled and substandard loans, many of which required legal involvement from outside attorneys. This caused the expense for legal and professional fees to increase by a significant amount. In 2012 the number of foreclosures and the lack of complicated collection accounts have caused a decrease in the involvement of legal counsel, leading to the significant cut in these expenses. Other noninterest expenses decreased $11,073 and $140,054 for the three and nine months ended September 30, 2012, compared to the same periods in 2011. Most of the decrease in other noninterest expense can be attributed to lower FDIC premiums, lower foreclosed real estate expenses and a reduction in losses on sales of foreclosed assets. Foreclosed real estate expense increased $8,860 for the three months ended September 30, 2012, and decreased $56,424 for the nine months ended nine months ended September 30, 2012, compared to the same periods in 2011, as the Bank has begun to see some stabilization in real estate values. Foreclosed real estate expense is composed of three types of charges: maintenance costs, valuation adjustments based on new appraisal values and gains or losses on disposition. At September 30, 2012, the Company had $12.5 million in foreclosed assets compared to $9.8 million at September 30, 2011, and $10.5 million at December 31, 2011. While foreclosed real estate expenses have improved in 2012 compared to 2011, the Company anticipates these charges will remain at elevated levels throughout 2012 and into 2013 as it anticipates that balances of foreclosed assets will remain at elevated levels for the remainder of 2012 and into 2013.

Financial Condition

Total assets at September 30, 2012, were $86,306,704, a decrease of $7,902,829 or 8.4% compared to 2011 year-end assets of $94,209,533. Deposits decreased to $83,824,478 at September 30, 2012, a decrease of $7,511,443 or 8.2% from $91,335,921 at December 31, 2011. The decline in the deposits results primarily from the sale of the Maryville facility on February 29, 2012, to First State Bank. As a result, total deposits attributable to the Maryville branch declined $7,164,791 since December 31, 2011. Further, press releases in The Greeneville Sun and Knoxville News Sentinel subsequent to the Bank's quarterly filings have contributed to the decline in deposits. The Company is taking measures to maintain liquidity by offering as attractive rates as possible given our market rate cap limitation currently imposed on us. Premises and equipment decreased to $3,038,265 at September 30, 2012, a decrease of $1,628,366 or 34.9% from $4,666,631 at December 31, 2011, primarily as a result of the sale of the Maryville branch for $1,519,303 and minimal fixed asset purchases coupled with normal depreciation charges. Other significant additions noted as of September 30, 2012, when compared to December 31, 2011, relate to foreclosed assets. Foreclosed assets increased $1,993,811 from $10,500,411 at December 31, 2011, to $12,494,222 or 19.0%, at September 30, 2012.

The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are discussed below.

Loans

Total loans outstanding, net of the allowance for loan losses were $52,730,850 at September 30, 2012, compared to $59,502,274 at December 31, 2011. The decrease in loan volume is largely attributable to the movement of real estate loans to OREO following completion of foreclosure. Management is monitoring the portfolio closely and believes it has identified and properly reserved for all major problem credits in the portfolio. In the event that a loan is ninety days or more past due, the accrual of income is generally discontinued when the full collection of principal and interest is in doubt unless the obligations are both well secured and in the process of collection. At September 30, 2012, there were $974,331 in loans not accruing interest, compared to $6,061,143 at December 31, 2011. The improvement in non-accrual loans is attributable to approximately $2.9 million of loans moving to foreclosed assets and $2.2 million of loans previously on non-accrual that moved to performing status after a sustained period of performance in accordance with modified contractual loan terms.

The following is a summary of information pertaining to impaired loans:

	September 30,	December 31,
	2012	2011

Impaired loans without a specific valuation allowance	$5,696,382	$5,059,538
Impaired loans with a specific valuation allowance	2,456,387	1,179,871
Total specifically evaluated impaired loans	$8,152,769	$6,239,409
Specific valuation allowance related to impaired loans	$235,766	$213,883

At September 30, 2012, the evaluation for impairment was completed on all loans classified substandard and doubtful, regardless of size.

There are no commitments to lend additional funds to any of the impaired borrowers. As of September 30, 2012, the Company has identified loans aggregating $8,152,769 as being impaired of which $974,331 are nonperforming as it relates to payment of interest. The increase in impaired loans between December 31, 2011, and September 30, 2012, is due to additional loans being identified as impaired during the second and third quarter of 2012.

Nonperforming Assets

At September 30, 2012, the Company had $13.5 million in nonperforming assets compared to $16.6 million at December 31, 2011. Included in nonperforming assets at September 30, 2012, were $1.0 million in nonperforming loans and $12.5 million in foreclosed assets. The continued elevated levels of nonperforming asset balances that the Company continues to experience is primarily related to a weakened real estate market in the Company’s primary markets. The Company elected to rent several properties held as other real estate owned and realized gross income of $348,462 with respect to these properties for the nine months ended September 30, 2012. This helped to offset maintenance expenses related to the handling of other real estate owned and created net income for the nine months ended September 30, 2012 from OREO of $83,626. This amount was before additional write-downs on OREO. This is expected to increase in the fourth quarter as more properties have been placed on the rental market. Properties are rented on a month to month basis unless they are rented with an option to buy, in which the terms of the option are for less than one year. No properties are rented for any term longer than 12 months. The day to day oversight of the properties remains with the Bank staff assigned to the special assets area of the Bank, except where third parties have been contracted on a month to month basis to manage specialty properties such as a 108 site mobile home community. As per accounting rules, the income and expense of these properties are netted out and shown as “other real estate owned” expenses on the general ledger of the Bank. Individual income and expense records are maintained by the Bank’s accounting department on each property. Management believes that foreclosures going forward will involve loans with smaller balances and less complicated assets, with nonperforming assets remaining at the present level as foreclosed properties migrate to foreclosed assets. The Company has begun to experience sales of foreclosed assets and believes that as the real estate market improves, the level of foreclosed assets should begin to stabilize and decline during the last quarter of 2012 and into 2013.

Restricted Equity Investments

Federal Home Loan Bank (“FHLB”) stock at September 30, 2012, had an amortized cost and market value of $296,500, the same as at December 31, 2011. As a member of the FHLB, the Company is required to maintain stock in an amount equal to a minimum of .15% of total assets and 4% of outstanding FHLB advances. FHLB stock is carried at cost. FHLB stock is maintained by the Company at par value of one hundred dollars per share

Securities Available for Sale

Securities have been classified in the balance sheet according to management’s intent as securities available for sale. The amortized cost and approximate fair value of securities at September 30, 2012, are as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$1,996,746	$7,414	$-	$2,004,160

Mortgage-backed and related securities	851,646	39,380	-	891,026

	$2,848,392	$46,794	$-	$2,895,186

At September 30, 2012, securities with book values of approximately $2,848,000 were pledged to secure deposits of public and private funds and a federal funds line of credit with the First National Bankers Bank, Alabama.

Deposits and Other Funding

Total deposits, which are the principal source of funds for the Company, were $83,824,478 at September 30, 2012, compared to $91,335,921 at December 31, 2011, representing a decrease of 8.2%. The decline in the deposits results primarily from the sale of the Maryville facility on February 29, 2012, to First State Bank, as discussed previously. Further, press releases in The Greeneville Sun and Knoxville News Sentinel subsequent to the Bank's quarterly filings have contributed to the decline in deposits. The Company has targeted local consumers, professional and commercial businesses as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, NOW accounts, certificates of deposit and individual retirement accounts are offered to customers. The Company had $900,000 in short-term borrowings from Jefferson Federal Bank which matured on February 28, 2011, and is secured by 100% of the Bank’s common stock. Because the loan is now in default, the lender could foreclose on its collateral, the stock of the Bank, and accordingly acquire the Bank at any time. A demand letter of payment dated July 14, 2011, has been received by the Bank. Further, there are $21,000 in loans due to two directors and one former director that are due on demand.

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

If the Bank is unable to raise capital to the levels required by the directive or, thereafter, to take action necessary to be acquired or merge with another insured depository institution, the FDIC could place the Bank into receivership.  The directive also imposes certain limitations on the Bank’s operations, many of which the Bank is already subject to under the terms of the Order or as a result of the Bank falling below “adequately capitalized” at September 30, 2009, including limitations on the Bank’s ability to pay dividends, to pay management fees to the Company, to grow the Bank’s asset base, to make acquisitions, establish new branches or engage in new lines of business, to pay board and committee fees, to accept, renew or rollover brokered deposits and to pay interest rates on deposits above prescribed national rates.  The terms of the directive require that the directive shall remain effective until the Bank has been “adequately capitalized” on average for four consecutive quarters.

The Bank and the Company are currently evaluating their respective capital options and the Company is actively seeking another company with which to merge or by which to be acquired.

Equity capital at September 30, 2012, was $793,666 a decrease of $234,515 from $1,028,181 at December 31, 2011, due to a net loss of $(278,743), changes in unrealized gains/losses on securities available for sale of $4,228 and the sales of 40 shares of Series A preferred stock to Warner Realty, Inc. at a purchase price of $1,000 per share for an aggregate purchase price of $40,000. The proceeds from this sale of preferred stock were used to pay operating expenses of the Company.

At September 30, 2012, the Bank’s required minimum ratios were less than the required regulatory minimum ratios. The Bank, accordingly, falls within the category of “significantly undercapitalized” within the FDIC’s prompt corrective action provisions. In addition to the limitations on the Bank’s activities mandated by the Order and the prompt corrective action directive, the Bank, because it is significantly undercapitalized, is also now subject to determinations by the FDIC to require the Bank to be recapitalized, to restrict transactions with affiliates, and restrict interest paid on deposits. The Bank’s and Bank Holding Company’s (BHC) actual capital ratios at September 30, 2012 and required ratios under the Order, follow:

	Required Minimum Ratio	To be Well Capitalized	Requirements Under the Order	Bank	BHC

Tier 1 leverage ratio	4.00%	5.00%	8.00%	2.16%	.89%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.00%	2.80%	1.15%
Total risk-based capital ratio	8.00%	10.00%	11.00%	4.05%	2.41%

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

At September 30, 2012, approximately 63% of the institution’s gross loans had adjustable rates. Based on the asset/liability modeling, management believes that these loans reprice at a faster pace than liabilities held at the institution. Because the majority of the institution’s liabilities are 12 months and under and the gap in repricing is asset sensitive, management believes that a rising rate environment would have a positive impact on the Company’s net interest margin. Floors in the majority of the institution’s adjustable rate assets also mitigate interest rate sensitivity in a decreasing rate environment but would likely delay any improvement in net interest income in a rising rate environment as the underlying loans would not reprice until the floor was exceeded.

Off-Balance Sheet Arrangements

The Company, at September 30, 2012, had outstanding unused lines of credit and standby letters of credit that totaled approximately $4,860,000 These commitments have fixed maturity dates and many will mature without being drawn upon, meaning that the total commitment does not necessarily represent the future cash requirements. The Company has the ability to liquidate federal funds sold and available for sale securities, or, on a short-term basis, to purchase federal funds from a correspondent bank. At September 30, 2012, the Company had established with a correspondent bank the ability to purchase federal funds if needed up to $1,600,000.

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

b)	Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

At September 30, 2012, the Company and Bank were defendants in a complaint filed in the Blount County Circuit Court on March 2, 2012. The plaintiffs have alleged intentional interference with a contract pursuant to Tennessee code, common law intentional interference with a contract, civil conspiracy and fraud relating to commitments to fund a loan to the plaintiffs. The plaintiffs are seeking compensatory damages, treble damages, punitive damages, reasonable attorney's fees and court costs. No amount of damages is specified in the complaint. The Company’s legal counsel is not able to provide an assessment regarding the potential outcome of the case or an estimate, or range of estimates, of potential damages; therefore, the Bank has not accrued a liability with respect to this lawsuit. The Company and Bank have aggregate insurance coverage of $3,000,000 which management believes is adequate to cover potential awards. Further, management believes they have strong defenses to all claims and intends to vigorously defend this lawsuit.

At September 30, 2012, the Company and the Bank were also defendants in a complaint filed on May 19, 2009 by Robert A. Clemmer and Richard A Pearson in the Blount County Chancery Court. The plaintiffs have alleged breach of contract, promissory estoppels and negligent misrepresentation relating to commitments to fund various loans to certain plaintiffs. The plaintiffs were originally seeking compensatory damages of $3,600,000, punitive damages of $14,400,000 and treble damages; however, the plaintiffs have changed counsel and their new counsel has filed an amended complaint. The plaintiffs are now seeking injunctive relief and monetary damages in an unspecified amount. The case is in the discovery phase and the Company’s legal counsel is not able to provide an assessment regarding the potential outcome of the case or an estimate, or range of estimates, of potential damages; therefore the Bank has not accrued a liability with respect to this lawsuit. The Company and the Bank have aggregate insurance coverage of $3,000,000 which management believes is adequate to cover potential awards. Further, management believes they have strong defenses to all claims and intends to vigorously defend this lawsuit.

Item 1A.	RISK FACTORS

Other than as set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, there were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	On March 1, 2012 and May 30, 2012, the Company sold 25 and 15 shares, respectively, of Series A Preferred Stock to Warner Realty, Inc. at a purchase price of $1,000 per share for an aggregate purchase price of $25,000 and $15,000, respectively. The sales were made pursuant to an exemption from registration set forth in Section 3(a)(11) of the Securities Act of 1933, as amended, as securities offered and sold only to persons resident within Tennessee, where the Company is incorporated by and doing business within Tennessee. There were no underwriting discounts or commissions paid to underwriters by the Company with respect to the sale of the preferred stock. The proceeds of the sale of preferred stock were used to pay operating expenses.

(b)	Not applicable.

(c)	No repurchases of Company securities were made during the quarter ended September 30, 2012.

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

Item 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	None.

(b)	At September 30, 2012, the amount of dividends in arrears on the Company’s Series A Preferred Stock was $31,965.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	None.

Item 6.	EXHIBITS

Index to Exhibits.

Exhibit No.	Description
3.1	Charter of American Patriot Financial Group, Inc. (Restated for SEC filing purposes) (1)
3.2	Bylaws of American Patriot Financial Group, Inc. (2)
31.1	Certification pursuant to Rule 13a-14a/15d-14(a)
31.2	Certification pursuant to Rule 13a-14a/15d-14(a)
32.1	Certification pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File

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

AMERICAN PATRIOT FINANCIAL GROUP, INC.
(Registrant)

DATE:	November 19, 2012	/s/ James Randal Hall
James Randal Hall
Chief Executive Officer

DATE:	November 19, 2012	/s/ T. Don Waddell
T. Don Waddell
Chief Financial Officer

